Form 10KSB
period 1995-06-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-07-17
CIK 754435

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 1995
                         Commission file number 0-13313

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                36-3296861
          ----------------------                    ------------------
         (State of incorporation)                    (I.R.S. Employer
                                                    Identification No.)

                     P.O. Box 4197, Englewood, CO       80155-4197
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (303)761-8829
           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 ----

                 Name of each exchange on which registered: N/A
                                                            ---

           Securities registered pursuant to Section 12(g) of the Act:

                 Title of each class: Common Stock, No par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes  X        No
                                    ---          ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $589,504

Transitional Small Business Disclosure Format:

                            Yes             X    No
                      -----               -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1995 was $27,685, based upon the closing price of the common stock on June 30, 1995.

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1995: 41,733,000.


DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of this Form 10-K into which the document is incorporated: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 - None.

                                     PART 1
                                     ------

Item 1.  DESCRIPTION OF BUSINESS

(a)      Business Development
         --------------------

(1) Teleconferencing Systems International, Inc. ("Company" or "TSI"), a Colorado corporation, was incorporated on December 19, 1983, to design, manufacture and market a wireless audio teleconferencing system called the TSI Conferencer.

     Until 1987, marketing of the wireless TSI Conferencer, accessories and various versions of the Conferencer was accomplished by dealer enrolled resellers, as well as, by direct sales efforts in areas where there were no Company representatives. In early 1987, a plan was implemented which initiated direct selling of wireless TSI Conferencers by inside sales associates of the Company. Within a period of approximately one year, the Company reversed the source of sales from predominately resellers to end users.

     In the Fall of 1990, the Company began to market and distribute NEC VoicePoint speakerphones, in addition to its wireless TSI Conferencer Systems. The reason for becoming a distributor of the NEC product was to increase sales and revenue opportunities for the Company. This product was not in competition with the wireless TSI Conferencer and was, therefore, an enhancement to the Company's product line.

     The following is information pertaining to major activities of the Company during the last four fiscal years. The Company became a dealer for Coherent ConferenceMaster Systems in 1991. Coherent's product was small room conferencer system with several features. For approximately a two year period, Coherent
ConferenceMaster Systems provided sales revenue for the Company. With the evolution of small room systems available in the industry, another small room system appeared in 1993, the Polycom Sound Station. The Company became a dealer for the Polycom Sound Station and sold the system beginning in 1994.

     During 1991 and 1992, TSI developed a version of the wired TSI Conferencer System, the Court/Line system, to provide an audio interface to multi-tract tape recorders, and sound systems which are present in most courtrooms. Sales were made during 1993 and 1994 fiscal years to both Federal and State Courts in various locations throughout the country. Due to competition in the market and new systems introduction, the Company's business declined, dramatically in 1995.

     The Company was forced to lay off its sales staff and close operations due to the decline in sales. Although the Company has a small inventory of outdated equipment, it is not engaged in active sales operations at year end.

(2) The Company has not been involved in any bankruptcy, receivership or similar proceeding during its existence.

(3) TSI has not been involved in any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business during the Company's last three fiscal years.

(b) Business of Issuer
    ------------------

     The Company no longer has any primary products. It has a small inventory of products manufactured by others.

(2) Marketing and Distribution Methods
    ----------------------------------

     Products, Services and Marketing. The Company no longer manufactures products or sells products manufactured by others, although it holds a small inventory of conferencing product that is outdated.

(3) Status of Products
    ------------------

     In 1995, the Company was in the final stages of development of a full duplex, scrambled wireless system. This product was to utilize an existing full duplex speakerphone system manufactured by Gentner Communications of Salt Lake City. This new system could not be manufactured cheaply enough to be saleable in the retail market against competitive products.

(4) Competition
    -----------

     In marketing the TSI Conferencer, the Company faced significant competition from other companies such as AT&T Information Systems and Shure Brothers that market conventional wired systems. The Company's competitors have greater financial and personnel resources to market their systems.

(5) Raw Materials
    -------------

     None.

(6) Customer Dependence
    -------------------

     No one customer accounted for more than 10% of the Company's sales during the fiscal year ended June 30, 1995.


(7) Patents, Trademarks and Licenses
    --------------------------------

     A United States patent was granted on May 26, 1987, and a Canadian patent was granted in November 1986, covering the wireless features of the TSI Conferencer. Such patent is outdated.

(8) Government Approval
    -------------------

     None Pending.

(9) Governmental Regulations
    ------------------------

     Governmental regulations (FCC) require that all frequencies used in wireless devices be approved by the agency. The Company's former main product line, the Wireless Conferencer Systems, was approved by the FCC.

(10) Research and Development
     ------------------------

     The Company spent $0 on research and development activities during the fiscal years ended June 30, 1995 and $12,559 in 1994.

(11) Environmental Regulations
     -------------------------

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the on the capital expenditures, earnings and competitive position of the Company.

(12) Employees
     ---------

     As of June 30, 1995, the Company had no full time employees and one part-time employee, its President.

ITEM 2. DESCRIPTION OF PROPERTY

(a) Properties
    ----------

     The Company maintains administrative offices at P.O. Box 4197, Englewood, CO 80155-4197 on a shared basis with other businesses operated by the Company's President.

(b) Investment Policies
    -------------------

     The Company does not invest in, have interests in, have investments in real estate or real estate mortgages, nor does the Company have securities of or interests in persons engaged in real estate activities.

(c) Description of Real Estate (owned) and Operative Data
    ------------------------------------------------------

     The Company does not own real estate or property.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party of to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the last quarter of the Company's fiscal year ended June 30, 1995.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
    -------------------

     The following table shows the range of high and low bid quotations of the shares of the Company's common stock for the eight fiscal quarters ended June 30, 1995.

                                                        BID
                                                        ---
Period                                   High                       Low
-------------------                      ------                     ------

07/01/93 - 09/30/93                      $0.005                     $0.001
10/01/93 - 12/31/93                      $0.005                     $0.001
01/01/94 - 03/31/94                      $0.005                     $0.001
04/01/94 - 06/30/94                      $0.005                     $0.002
07/01/94 - 09/30/94                      $0.005                     $0.002
10/01/94 - 12/31/94                      $0.005                     $0.002
01/01/95 - 03/31/95                      $0.005                     $0.002
04/01/95 - 06/30/95                      $0.005                     $0.002

     The shares are traded in the over-the-counter market. The above quotations were furnished by the National Quotation Bureau Incorporated. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

(b) Holders
    -------

     As of June 30, 1995, the Company had approximately 383 shareholders of record.

(c) Dividends
    ---------

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------------------

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial condition and results of operation during the periods in the accompanying consolidated financial statements. The Company ceased active operations at year end, June 30, 1995. The Company intends to seek business acquisition or merger opportunities in the future.

Liquidity
---------

     The Company had cash of $47,671 at June 30, 1995.

     During the course of the fiscal year ended June 30, 1995, the Company's outstanding debt level increased to $138,000 from $106,000 in fiscal year ended June 30, 1994. This debt was used to fund the net loss incurred.

     Working capital decreased $391,829 from $263,686 at June 30, 1994, to a deficit of ($128,135) at June 30, 1995. Inventory was written down by $314,829 due to obsolescence.

Capital Resources
-----------------

     None. Operations were suspended in 1995 and the Company has no capital resources from which to fund operations.

     The Company has no other known material commitments for capital expenditures. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital.

Results of Operations
---------------------

     Comparison of Fiscal 1995 to Fiscal 1994. The Company's sales revenues for fiscal 1995 were $589,500 as compared to $753,500 for fiscal 1994, a decrease of $164,000 or 22%. This decrease is attributable to lower sales in both manufactured and distributed products. The Company suspended active business operations in June 1995.

     Cost of sales were $429,000 or 73% of net sales, for fiscal year 1995 compared to $546,900 or 73% of net sales, for fiscal year 1994. All sales operations were suspended in June 1995.

     Selling, general and administrative expenses were $285,500 for fiscal year 1995 compared to $391,500 for fiscal year 1994, a decrease of $106,000 or 27%. This decrease is attributable to suspension of operations.

     The Company had a net loss of $499,200 in fiscal year 1995 compared to a net loss of $183,300 in fiscal year 1994.

     The management of the Company does not believe that inflation has had any material effect on the Company during the fiscal year ended June 30, 1995.

ITEM 7. FINANCIAL STATEMENTS

(a)1. The following Financial Statements are filed as part of this report as appear after the

         Name of Document                                       Page
         ----------------                                       ----

Signature Page of this Report.                                   14

INDEPENDENT AUDITOR'S REPORT                                     F-2 & F-3

CONSOLIDATED BALANCE SHEET - June 30, 1995                       F-4

CONSOLIDATED STATEMENTS OF OPERATIONS - for
the years ended June 30, 1995 and June 30, 1994                  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - for
the years ended June 30, 1995 and 1994                           F-6

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY for the Period from
July 1, 1994 through June 30, 1995                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-8

(a)2. There are no Financial Statements Schedules required to be filed as part of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Hein + Associates LLP, formerly CPA's for the Company, were terminated by the Company as auditor in 1997. Gaylen R. Hansen, CPA was engaged in June 1997 as auditor for Company.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The audit report by Hein + Associates LLP for the year ended June 30, 1994, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern.

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors.

     The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:

Name and Position in the Company              Age               Director Since
--------------------------------              ---               --------------

Keith R. Shwayder                             56                1983
(Chairman of the Board, President
and Chief Executive Officer)

Gerard J. Deinzer*                            72                1993
(Vice President of Engineering)

Thomas J. O'Malley*                           52                1987
(Vice President of Sales)

* Resigned at June 30, 1995

     There was no arrangement or understanding between any director and any other person pursuant to which any director was selected as such.

Identification of Executive Officers.
-------------------------------------

     Each executive officer will hold office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's bylaws. The Company's executive officers, their ages, position with the Company and periods during which they have served are as follows:

Name and Position in the Company              Age               Officers Since
--------------------------------              ---               --------------

Keith R. Shwayder                             56                1984
(Chairman of the Board, President
and Chief Executive Officer)

Gerard J. Deinzer*                            72                1984
(Vice President of Engineering)

Thomas J. O'Malley*                           52                1984
(Vice President of Sales)

*Resigned at June 30, 1995

     Business Experience (1) The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company:

Name of Director or
Executive Officer             Principal Occupation the Last Five Years
--------------------          ----------------------------------------

Keith R. Shwayder             President  of  the  Company   since  July,   1991;
                              Director  of  the  Company  since  December  1983;
                              Chairman of the Board and Chief Executive  Officer
                              of the Company since September,  1984; Director of
                              Masada,  Ltd.,  which owns a radio station,  since
                              March  1985;   President   and   director  of  SRF
                              Investments,  Inc. d/b/a West Coast Tel-Data, Inc.
                              since  August,  1989;  President  and  director of
                              South West Tel-Data,  Inc.  since  October,  1989.
                              President,   director  and  sole   shareholder  of
                              Telephone Systems International, Inc., a holding company for wholly owned subsidiaries of which are SRF Investments, Inc. d/b/a West Coast Tel-Data,
                              Inc. and South West  Tel-Data,  Inc. since January
                              1993; President of Teletek, Inc. which installs cable for telephone systems and operates pay telephones, from September, 1982 to January, 1993, and from 1979 to 1981; director of Teletek, Inc.
                              from 1979 to January, 1993.

Gerard J. Deinzer*            Director of the  Company  since  September,  1993;
                              Vice President of Engineering of the Company since
                              September, 1984.

Thomas J. O'Malley*           Director of the Company since October,  1987; Vice
                              President of Sales of the Company since September, 1984.

*Resigned as of June 30, 1995

     To the Company's knowledge all directors and officers or more than 10% shareholder of the Company failed to timely file Form 5 during the Company's fiscal year ended June 30, 1995.

     (b) Identification of Certain Significant Employees. Not applicable.

     (c) Family Relationships. There are no family relationships between the executive officers and directors of the Company.

     (d) Involvement in Legal Proceedings. Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the Company's fiscal year ended June 30, 1995, the compensation paid by the Company for services rendered in all capacities to the Company to the person who at June 30, 1995, was the chief executive officer of the Company. No other executive officers of the Company received salary and bonus from the Company in excess of $100,000 during such fiscal year.


                                   SUMMARY COMPENSATION TABLE
=========================================================================================
Name and Principal Position              Year                  Annual Compensation Salary
-----------------------------------------------------------------------------------------
Keith R. Shwayder                        07/01/94-06/30/95     See "Certain Transactions"
(Chairman of the Board, President,       07/01/93-06/30/94     $66,000
and Chief Executive Officer)             07/01/92-06/30/93     $88,000
=========================================================================================


Stock Options

     No stock options were granted or exercised during the Company's fiscal year ended June 30, 1995, and the Company has no stock options outstanding at June 30, 1995.

Compensation of Directors

     No director received compensation for serving on the Company's Board of Directors.


ITEM 11. SECURITY, OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of June 30, 1995, the number of shares of the Company's no par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group:


Name of Beneficial                     Position with               Amount and Nature of              Class
Owner                                  Company                     Beneficial Ownership
-----------------------------------------------------------------------------------------------------------

Keith R. Shwayder                      Chairman of the             32,504,600                        77.89%
10200 E. Girard Avenue                 Board, Chief
Suite 309A, Building A                 Executive Officer
Denver, CO  80231                      and Director

Gerard J. Deinzer                      Vice President of           0                                 00.00%
                                       Engineering and
                                       Director

Thomas J. O'Malley                     Vice President of           5,000                             00.01%
                                       Sales and Director

All Directors and Officers                                         32,509,600                        77.90%
as a Group (3 Persons)



(c) Changes in Control. There are presently no arrangements of any kind which may at a subsequent date result in a change of control of the Company, however, the Company is actively seeking an acquisition, or merger, or to be acquired, which could involve a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) and (b) Transactions with Management and Others and Certain Business Relationships. In June 1993, the Company loaned South West Tel-Data, Inc., an affiliate of Keith R. Shwayder, $15,000 and provided South West Tel-Data, Inc. with a $20,000 line of credit. The Company had advanced South West Tel-Data, Inc. $30,500 as of June 30, 1995.

     Keith R. Shwayder, President, CEO and Director, allocates approximately 3% of his time to the Company's business. Keith R. Shwayder controls Summit Mortgage Investments, Inc., which was paid $44,000 of management fees by the Company during the Company's fiscal year ended June 30, 1995. The Company believes that the management fees to Summit Mortgage Investments, Inc. are reasonable and equitable between the companies.

     On November 5, 1993, the Company and SRF Investments, Inc. ("SRF") an affiliate of the Company, as co-borrowers, obtained a term loan of $400,000 and a revolving line of credit of $300,000 from LaSalle Bank Lake View, Illinois, that is 85% guaranteed by the Small Business Administration. The Company and SRF have a common majority shareholder, and a common officer and director, Keith R. Shwayder. The repayment of such funds will be allocated appropriately. The Company and SRF are jointly and severally liable as co-borrowers for the amounts borrowed and Mr. Shwayder is a personal guarantor for the entire amount borrowed. As of June 30, 1995, the total due on the term loan from LaSalle Bank Lake View was approximately $186,279 of which $138,382 was directly attributable to the Company. This is a seven year loan at a fixed rate of 8.5% annual interest, payable in monthly installments of $1,020 principal and approximately $650 in interest. As of June 30, 1995, the total due on the revolving line of credit was $329,824 of which nothing was directly attributed to the Company.

(c) Indebtedness of Management. No director or executive officer of the Company and no associate of any such director or executive officer was indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

(d) Transactions with Promoters. Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Lists of Exhibits Required by Item 601 of Regulation S-B

(3.1) Articles of Incorporation, as amended, which are hereby incorporated herein by reference to Exhibit (3.1) to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1993.

(3.2)     Bylaws  as  amended  through  October  14,  1987,   which  are  hereby
          incorporated herein by reference to Exhibit (3.2) to the Company's Annual Report on form 10-K for the fiscal year ended June 30, 1993.

(10.1) Thomas J. O'Malley compensation Plan effective March 1, 1993, which is hereby incorporated herein by reference to Exhibit (10.4) to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1989.

(10.2) Agreement dated April 1, 1991, for management services between the Company and Summit Mortgage Investments, Inc. which is hereby incorporated herein by reference to Exhibit (10.2) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

(10.4) Secured Promissory Note dated June 25, 1993, from South West Tel-Data, Inc. to the Company, which is hereby incorporated by reference to
          Exhibit 10.4 to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993.

(10.5) Secured Promissory Note (Revolving Line of Credit) dated June 25, 1993, from South West Tel-Data, Inc. to the Company, which is hereby incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1995.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   July 9, 1997



                                 TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                                 a Colorado corporation


                                 By:  /S/  KEITH R. SHWAYDER
                                      ------------------------------------------
                                      Keith R. Shwayder, Chairman of the Board,
                                      President, and Chief Executive Officer,
                                      Principal Executive Officer, Chief
                                      Financial Officer, Principal Accounting
                                      Officer and Director

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Financial  Statements
Table of Contents

================================================================================

                                                              PAGE
                                                              ----

Reports of Independent Public Accountants                  F-2 & F-3

Consolidated Financial Statements

        Consolidated Balance Sheet                               F-4

        Consolidated Statement of Operations                     F-5

        Consolidated Statement of Cash Flows                     F-6

        Consolidated Statement of Changes
          in Stockholders' Equity (Deficit)                      F-7

        Notes to Consolidated Financial Statements               F-8

                                                                GAYLEN R. HANSEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                              6061 South Willow Drive, Suite 230
                                              Greenwood, Village, Colorado 80111
                                                                  (303) 770-2595

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

May 30, 1997

To the Board of Directors
Teleconferencing Systems International, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Teleconferencing Systems International, Inc. and subsidiary (the "Company,") as of June 30, 1995, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Teleconferencing Systems International, Inc. and subsidiary at June 30, 1995, and the results of their operations and cash flows for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue operation as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses, and in fiscal 1995 defaulted on its notes payable to a financial institution. Subsequent to June 30, 1995, the Company's activities have been primarily liquidation of operating assets and settlement of obligations to employees and creditors. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/S/  GAYLEN R. HANSEN
---------------------

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------





To the Stockholders and Board of Directors
Teleconferencing Systems International, Inc.


We have audited the consolidated balance sheet of Teleconferencing Systems International, Inc. and subsidiary as of June 30, 1994, and the accompanying related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teleconferencing Systems International, Inc. and subsidiary as of June 30, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring losses and is currently not in compliance with the financial covenants of its notes payable of which the Company is a co-borrower with an affiliated entity. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also discussed in Note A. The consolidated financial statements do not include any adjustment that might result from the outcome of these uncertainties.





HEIN + ASSOCIATES LLP


Denver, Colorado
August 26, 1994

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Balance Sheet

================================================================================

                                                                     June 30,
                                                                       1995
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
         Cash                                                       $    47,671
         Accounts receivable, less $3,800
          allowance for doubtful accounts                                39,963
         Note receivable from related party                              30,500
         Inventories                                                     50,000
         Prepaid expenses                                                 2,950
--------------------------------------------------------------------------------
                                                                    $   171,084
================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Note payable to financial institution (in default)         $   138,382
         Accounts payable                                               144,347
         Accrued expenses                                                16,490
--------------------------------------------------------------------------------
                  Total current liabilities                             299,219
--------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
         Common stock, stated value $.001 per share; authorized
                  100,000,000 shares; issued and
                  outstanding 41,733,000 shares                          41,733
         Additional paid-in capital                                     925,124
         Accumulated deficit                                         (1,094,992)
--------------------------------------------------------------------------------
                  Total stockholders' deficit                          (128,135)
--------------------------------------------------------------------------------
                                                                    $   171,084
================================================================================


                                      F-4
See accompanying notes.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Operations

================================================================================

                                                          Year Ended
                                                           June 30,
                                                   --------------------------
                                                     1995             1994
--------------------------------------------------------------------------------
NET SALES                                          $ 589,504        $ 753,527

COST OF SALES                                       (429,059)        (546,915)
-----------------------------------------------------------------------------

GROSS PROFIT                                          160,445         206,612

SELLING, GENERAL AND ADMINISTRATIVE                 (285,494)        (391,529)
-----------------------------------------------------------------------------

OPERATING LOSS                                      (125,049)        (184,917)
-----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

         Write down of inventory                    (314,829)               -
         Management fees, affiliates                 (44,000)         (65,651)
         Interest expense                            (10,935)               -
         Interest income                               2,491                -
         Loss on abandonment of equipment             (4,952)               -
         Other income and (expenses), net             (1,933)           2,705
         Gain on vendor settlement                         -           64,516
-----------------------------------------------------------------------------

                  Total other income (expense)      (374,158)           1,570
-----------------------------------------------------------------------------

NET LOSS                                           $(499,207)       $(183,347)
=============================================================================


NET LOSS PER SHARE                                 $    (.01)       $       -
=============================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                41,733,000      41,733,000
=============================================================================

                                       F-5
See accompanying notes.


----------------------------------------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows

================================================================================================================
                                                                                            Year Ended
                                                                                             June 30,
                                                                                 ------------------------------
                                                                                      1995              1994
                                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                $  (499,207)       $  (183,347)
         Adjustments to reconcile net loss to net cash
                  provided by operating activities:
                           Depreciation and amortization                               5,269              5,244
                           Gain on vendor settlement                                       -            (64,516)
                           Provision for loss on accounts receivable                       -             (2,200)
                           Loss on abandonment of equipment                            4,952                  -
                  Changes in operating assets and liabilities:
                           Accounts receivable                                        63,830             15,080
                           Trade credits due from vendor                              41,000                  -
                           Notes and other receivables, related parties               (1,973)           (33,527)
                           Inventories                                               327,309             59,432
                           Prepaid expenses                                           19,970            (16,245)
                           Other                                                           -             13,810
                           Accounts payable and accrued liabilities                   33,947             35,899
---------------------------------------------------------------------------------------------------------------

         Net cash flows used for operating activities                                 (4,903)          (170,370)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of other assets                                                          2,165                  -
         Purchase of property and equipment                                                -             (1,372)
---------------------------------------------------------------------------------------------------------------

         Net cash flows from (used for) investing activities                           2,165             (1,372)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Borrowings on note payable, net                                              32,014            163,000
         Principal payments on note payable and capital lease                              -            (51,632)
---------------------------------------------------------------------------------------------------------------

         Net cash flows from financing activities                                     32,014            111,368
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                       29,276            (60,374)

CASH - BEGINNING OF PERIOD                                                            18,395             78,769
---------------------------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                                             $    47,671         $   18,395
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
         FLOW INFORMATION

                  Cash paid for interest                                         $    10,935         $    7,774

                  Note receivable transferred to note
                    payable co-borrower for reduction in the
                    Company's portion of note payable                                      -             35,000

                  Inventory received as part of vendor settlement
                    agreement                                                              -             23,516


                                                 F-6
See accompanying notes.


-------------------------------------------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

===================================================================================================================
                                            Common Stock               Additional
                                     ------------------------            Paid-in        Accumulated
                                       Shares          Amount            Capital         Deficit            Total
-------------------------------------------------------------------------------------------------------------------

Balances, July 1, 1993               41,733,000       $41,733           $925,124       $  (412,438)      $  554,419

  Net loss                                    -             -                  -          (183,347)        (183,347)
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1994             41,733,000        41,733            925,124          (595,785)         371,072

  Net loss                                    -             -                  -          (499,207)        (499,207)
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1995             41,733,000       $41,733           $925,124       $(1,094,992)      $ (128,135)
===================================================================================================================

                                                                  F-7


--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================

Note A - Summary of Significant Accounting Policies

Organization
------------
Teleconferencing Systems International, Inc. (TSI, or the "Company,") was incorporated on December 19, 1983. Through June 30, 1995, TSI's operations included the design, manufacture and marketing of an audio teleconferencing product as well as the distribution of certain non-manufactured conferencers. On June 30, 1995, the Company discontinued these activities except as discussed in the following paragraph.

Continued Operations
--------------------
The accompanying financial statements have been prepared assuming that the Company will continue operation as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant recurring losses, and in fiscal 1995 defaulted on its notes payable to a financial institution (see Note C). As a result, on April 21, 1995, the financial institution notified the Company that if the business was not sold, or a plan for an orderly liquidation of the assets not submitted by May 31, 1995, it would exercise its rights or remedies according to the loan documents. Accordingly, the Company has taken steps and adopted a plan to liquidate its assets in order to repay the obligations owed the financial institution. During fiscal 1996, the obligations owed the financial institution were repaid from proceeds collected on outstanding accounts receivable and other assets. Subsequent to June 30, 1995, the Company's activities have been primarily liquidation of operating assets and settlement of obligations to employees and creditors.

The Company's ability to continue as a going concern is dependent upon several factors, including identification of a new business activity, achieving and maintaining profitable operations from engaging in the new business activity, and obtaining sufficient significant additional long-term debt and/or equity financing to meet its obligations.

Principles of Consolidation
---------------------------
During 1992, Alpha Communications Service Company (Alpha), a wholly owned subsidiary, was formed, but is currently inactive. The consolidated financial statements include the accounts of TSI and Alpha. All intercompany transactions have been eliminated.

Use of Estimates
----------------
Preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================

Inventories
-----------
Inventories are stated at the lower of cost determined by the first-in, first-out method or market. A valuation reserve of $219,829 has been provided as of June 30, 1995 as a result of the inability of the Company to sell its products in the ordinary course of business.

Property and Equipment
----------------------
Property and equipment are stated at cost, however, during the year ended June 30, 1995, all such items were sold, retired, or otherwise disposed of. Depreciation is computed on the straight-line method over an estimated useful life of five years.

Research and Development Costs
------------------------------
Research and development costs are charged to operations in the period incurred and totaled none and $12,559 for the fiscal years 1995 and 1994, respectively.

Net Loss Per Common Share
-------------------------
Net loss per common share is based on the weighted average number of common shares outstanding during the period.

Income Taxes
------------
The Company accounts for income taxes under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date applied to temporary differences between the book and tax basis of assets and liabilities. Deferred tax expense represents the change in the deferred tax asset/liability balance.

Note B - Related Party Transactions

As of June 30, 1995, the Company has a $30,500 note receivable, due from an entity 99% owned by a stockholder/director/officer of the Company. The note accrues interest at one percent above prime.

The Company paid management fees, salaries and royalties to an entity owned by a stockholder/director/officer of the Company totaling $44,000 and $65,651 for fiscal 1995 and 1994, respectively.

Note C - Notes Payable

The Company is a co-borrower on a note payable to a financial institution with interest at 8.5% through October 1998, thereafter with interest at prime plus 2.5%, until maturity in November 2000. Principal and interest are payable in monthly installments of $1,786. The note is 85% guaranteed by the Small Business Administration and collateralized by the general assets of each company and personally guaranteed by a stockholder/director/officer of the Company. The note payable of $138,382 represents the Company's portion of a joint loan with an entity owned by a stockholder/director/officer. Both companies are jointly and

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================

severally liable for the entire loan balance, which totals $186,279.as of June 30, 1995. By agreement between the co-borrowers as of June 30, 1995, the Company is directly liable for only $138,382 of the outstanding note balance. Furthermore, the Company is also responsible for making all interest payments, which accrue, on the Company's share of the note payable until maturity. During the first quarter of fiscal 1996, the companies paid the note in full.

The Company has a $300,000 line-of-credit with a financial institution, with interest at prime plus 2.25%, maturing November 1, 1994. Either the Company may use the line-of credit or an entity owned by a stockholder/director/officer of the Company. The line is 85% guaranteed by the Small Business Administration and collateralized by the general assets of each company and personally guaranteed by a stockholder/director/officer of the Company. The Company had no outstanding borrowings under the line at June 30, 1995, however, the co-borrower had $329,824 under the line. During the first quarter of fiscal 1996, the co-borrower paid the note in full.

The line-of credit and the note payable both contain certain representations and covenants, as well as requirements that certain minimal financial ratios be maintained. These include a requirement that the Company maintain tangible net worth of at least $350,000 and a debt to tangible net worth ration of one-to-one. Furthermore, the Company's co-borrower is subject to other financial ratio covenants. In addition, both companies are restricted to incurring a maximum of $50,000 in capital expenditures combined in any year. At June 30, 1995, the Company was not in compliance with either of its financial ratio covenants. As a result, the financial institution has demanded immediate payment on the note payable. Accordingly, these debts were in default as of June 30, 1995, but as noted above were repaid in fiscal 1996.

Note D - Commitments

During fiscal 1995, the Company rented its facilities on a month-to-month basis. Rent expense was $38,623 and $41,567 for the years ended June 30, 1995 and 1994, respectively.

In 1991, the Company entered into a commitment to purchase approximately $149,000 in distributable product from a vendor over an indefinite time period. The agreement also allows the Company to cancel the remaining purchase for a fee based upon the amount of purchase commitments unused. At June 30, 1995, the Company had approximately $71,200 in purchase commitments remaining under this agreement.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================

Note E - Income Taxes

As of June 30, 1995, the Company had net operating loss carryforwards totaling approximately $864,000 that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 1998 through 2010. Furthermore, use of the loss carryforwards is limited by certain changes in the Company's ownership.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $320,000 of the loss carryforward has been offset by a valuation allowance of the same amount.