Form 10KSB
period 1996-06-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-07-24
CIK 754435

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934
                                  -------------

                     For the fiscal year ended June 30, 1996
                         Commission file number 0-13313

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Colorado                36-3296861
                        --------                ----------
                (State of incorporation)     (I.R.S. Employer
                                            Identification No.)

                     P.O. Box 4197, Englewood, CO 80155-419
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State issuer's revenues for its most recent fiscal year. $50,327

Transitional Small Business Disclosure Format:

                    Yes                  X   No
              ----                     ----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1996 was $0, based upon the closing price of the common stock on June 30, 1996.

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1996: 41,733,000.


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

     The following is information pertaining to major activities of the Company during the last four fiscal years. The Company became a dealer for Coherent ConferenceMaster Systems in 1991. Coherent's product was a feature rich small room system. For approximately a two year period, Coherent ConferenceMaster Systems provided sales revenue for the Company. With the evolution of small room systems available in the industry, another small room system appeared in 1993, the Polycom Sound Station. The Company became a dealer for the Polycom Sound Station and has sold the system in 1994. At fiscal year end 1995, the Company ceased active operation.

     During 1991 and 1992, TSI developed a version of the wired TSI Conferencer System, the Court/Line system, to provide an audio interface to multi-tract tape recorders, and sound systems which are present in most courtrooms. Sales were made during 1993 and 1994 fiscal years to both Federal and State Courts in various locations throughout the country. Due to competition in the market and new systems introduction, the Company's business declined dramatically in 1995, and the Company ceased active operations.

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

(3) Status of Products
    ------------------

     None in process.

(4) Competition
    -----------

     None currently, due to no operations.

(5) Raw Materials
    -------------

     None.

(6) Customer Dependence
    -------------------

     No one customer accounted for more than 10% of the Company's sales during the fiscal year ended June 30, 1996.


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

(10) Research and Development
     ------------------------

     The Company spent $0 on research and development activities during the fiscal year ended June 30, 1995 and $0 in 1996.

(11) Environmental Regulations
     -------------------------

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the on the capital expenditures, earnings and competitive position of the Company.

(12) Employees
     ---------

     As of June 30, 1996, the Company had no full time employees and one part-time employee, its President.

ITEM 2. DESCRIPTION OF PROPERTY

(a) Properties
    ----------

     The Company maintains no administrative offices but receives mail at P.O. Box 4197, Englewood, CO 80155-4197.

(b) Investment Policies
    -------------------

     The Company does not invest in, have interests in, have investments in real estate or real estate mortgages, nor does the Company have securities of or interests in persons engaged in real estate activities.

(c) Description of Real Estate (owned) and Operative Data
    -----------------------------------------------------

     The Company does not own real estate or property.


ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party of to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the last quarter of the Company's fiscal year ended June 30, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
    ------------------

     The following table shows the range of high and low bid quotations of the shares of the Company's common stock for the eight fiscal quarters ended June 30, 1996.

                                                         BID
                                                         ---
Period                                     High                       Low
-------------------                        -----                      ------

01/01/94 - 03/31/94                        $0.005                     $0.001
04/01/94 - 06/30/94                        $0.005                     $0.002
07/01/94 - 09/30/94                        $0.005                     $0.002
10/01/94 - 12/31/94                        $0.005                     $0.002
01/01/95 - 03/31/95                        $0.005                     $0.002
04/01/95 - 06/30/95                        $0.005                     $0.002
07/01/95 - 09/30/95                        N/A                        N/A
10/01/95 - 12/31/95                        N/A                        N/A
01/01/96 - 03/31/96                        N/A                        N/A
04/01/96 - 06/30/96                        N/A                        N/A

     The shares are traded in the over-the-counter market. The above quotations were furnished by the National Quotation Bureau Incorporated. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

(b) Holders
    -------

     As of June 30, 1996, the Company had approximately 383 shareholders of record.

(c) Dividends
    ---------

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial condition and results of operation during the periods in the accompanying consolidated financial statements.

Liquidity
---------

     The Company had cash of $840 at June 30, 1996.

     The Company has ceased active operations and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

     During the course of the fiscal year ended June 30, 1996, the Company's outstanding debt level increased to $141,502 from $138,000 in fiscal year ended June 30, 1995. This debt was used to fund the net loss incurred.

     Working capital increased from deficit ($128,135) at June 30, 1995, to a deficit of ($134,039) at June 30, 1996.

Capital Resources
-----------------

     None.

     The Company has no other known material commitments for capital expenditures. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital.

Results of Operations
---------------------

     Comparison of year Ended June 30, 1996 to year Ended June 30, 1995. The Company ceased operations in June 1995. A small late collection of income occurred in the year ended June 30, 1996 in the amount of $50,327, which compared to revenues for the year ended June 30, 1995, of $589,504. This amounted to a decrease of 90+% in revenues.

     The Company had a cost of sales of $44,343 for year ended June 30, 1996, compared to cost of sales of $429,059 in year ended June 30, 1995. General and administrative for the years ended June 30, 1996 and 1995 were $19,787 and $285,494 respectively.

     The operating losses for years ended June 30, 1996 and 1995 were ($13,803) and ($125,049), respectively. The net loss for year ended June 30, 1996 was ($5,904) after $7,899 of miscellaneous income. For year ended June 30, 1995 the net loss was ($499,207) after other losses and write downs of ($374,158).

     Loss per share for year ended June 30, 1996 was less than $.001 per share, compared to approximately $.01 per share for year ended June 30, 1995.

     The management of the Company does not believe that inflation has had any material effect on the Company during the year ended June 30, 1996.

ITEM 7.           FINANCIAL STATEMENTS

(a)1.  The following  Financial  Statements  are filed as part of this report.

         Name of Document                                        Page
         ----------------                                        ----

Signature Page of this Report.                                   13


INDEPENDENT AUDITOR'S REPORT                                     F-2

CONSOLIDATED BALANCE SHEET - June 30, 1996                       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - for
the years ended June 30, 1996 and June 30, 1995                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS - for
the years ended June 30, 1996 and 1995                           F-5

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY for the Period from
July 1, 1995 through June 30, 1996                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-7

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) Identification of Directors.

     The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:

Name and Position in the Company            Age               Director Since
--------------------------------            ---               --------------

Keith R. Shwayder                           57                1983
(Chairman of the Board, President
and Chief Executive Officer)

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

Identification of Executive Officers.
-------------------------------------

     Each executive officer will hold office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's bylaws. The Company's executive officers, their ages, position with the Company and periods during which they have served are as follows:

Name and Position in the Company             Age               Officers Since
--------------------------------             ---               --------------
Keith R. Shwayder                            57                1984
(Chairman of the Board, President
and Chief Executive Officer)

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

     To the Company's knowledge, all directors and officers or more than 10% shareholder of the Company failed to timely file a Form 5 during the Company's fiscal year ended June 30, 1996.

     (b) Identification of Certain Significant Employees. Not applicable.

     (c) Family Relationships. There are no family relationships between the executive officers and directors of the Company.


     (d) Involvement in Legal Proceedings. Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the Company's fiscal year ended June 30, 1996, the compensation paid by the Company for services rendered in all capacities to the Company to the person who at June 30, 1996, was the chief executive officer of the Company. No other executive officers of the Company received salary and bonus from the Company in excess of $100,000 during such fiscal year.


                                            SUMMARY COMPENSATION TABLE
=========================================================================================================
Name and Principal Position                             Year                         Annual Compensation
                                                                                     Salary
---------------------------------------------------------------------------------------------------------
Keith R. Shwayder                                       07/01/95-06/30/96            $0
(Chairman of the Board, President, and                  07/01/94-06/30/95            $0
Chief Executive Officer)                                07/01/93-06/30/94            $66,000
=========================================================================================================

Stock Options

     No stock options were granted or exercised Company's last fiscal year ended June 30, 1996, and the Company has no stock options outstanding at June 30, 1996.

Compensation of Directors

     No director received compensation for serving on the Company's Board of Directors.

ITEM 11. SECURITY, OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of June 30, 1996, the number of shares of the Company's no par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group:


Name of Beneficial                     Position with               Amount and Nature of              Class
Owner                                  Company                     Beneficial Ownership
---------------------------------------------------------------------------------------------------------------

Keith R. Shwayder                      Chairman of the             32,504,600                        77.89%
10200 E. Girard Avenue                 Board, Chief
Suite 309A, Building A                 Executive Officer
Denver, CO  80231                      and Director

All Directors and Officers                                         32,504,600                        77.89%
as a Group (1 Person)


(c) Changes in Control. There were at June 30, 1996 no arrangements of any kind which may at a subsequent date result in a change of control of the Company, however, the Company is actively seeking an acquisition, or merger, or to be acquired, which could involve a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) and (b) Transactions with Management and Others and Certain Business Relationships. Keith R. Shwayder allocates approximately 1% of his time to the Company's business.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   , 1997



                                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                                  a Colorado corporation


                                  By:  /s/
                                       -----------------------------------------
                                       Keith R. Shwayder, Chairman of the Board,
                                       President, and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:               , 1997             /s/
                                           -------------------------------------
                                           Keith R. Shwayder

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Financial  Statements
Table of Contents

================================================================================

                                                                   PAGE

Report of Independent Public Accountant                             F-2

Consolidated Financial Statements

        Consolidated Balance Sheet                                  F-3

        Consolidated Statement of Operations                        F-4

        Consolidated Statement of Cash Flows                        F-5

        Consolidated Statement of Changes in
        Stockholders' Equity (Deficit)                              F-6

        Notes to Consolidated Financial Statements                  F-7

                                                                GAYLEN R. HANSEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                              6061 South Willow Drive, Suite 230
                                               Greenwood Village, Colorado 80111
                                                                  (303) 770-2595

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

June 18, 1997

To the Board of Directors
Teleconferencing Systems International, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Teleconferencing Systems International, Inc. and subsidiary (the "Company,") as of June 30, 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teleconferencing Systems International, Inc. and subsidiary at June 30, 1996, and the results of their operations and cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue operation as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses, and in fiscal 1995 defaulted on its notes payable to a financial institution. Subsequent to June 30, 1995, the Company's activities have been primarily liquidation of operating assets and settlement of obligations to employees and creditors. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


/s/  GAYLEN R. HANSEN

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Balance Sheet

================================================================================
                                                                        June 30,
                                                                            1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
         Cash                                                       $       840
         Accounts receivable                                                576
         Inventories                                                      5,851
         Prepaid expenses                                                   196
--------------------------------------------------------------------------------
                                                                    $     7,463
================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Payable to affiliates                                      $    20,707
         Accounts payable                                               120,795
--------------------------------------------------------------------------------
                  Total current liabilities                             141,502
--------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
         Common stock, stated value $.001 per share;
         authorized 100,000,000 shares; issued and
         outstanding 41,733,000 shares                                   41,733
         Additional paid-in capital                                     925,124
         Accumulated deficit                                         (1,100,896)
--------------------------------------------------------------------------------
                  Total stockholders' deficit                          (134,039)
--------------------------------------------------------------------------------
                                                                    $     7,463
================================================================================


                                      F-3
See accompanying notes.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Operations

================================================================================


                                                             Year Ended
                                                              June 30,
                                                   -----------------------------
                                                       1996            1995
--------------------------------------------------------------------------------

NET SALES                                          $     50,327    $    589,504

COST OF SALES                                           (44,343)       (429,059)
--------------------------------------------------------------------------------

GROSS PROFIT                                              5,984         160,445

SELLING, GENERAL AND ADMINISTRATIVE                     (19,787)       (285,494)
--------------------------------------------------------------------------------

OPERATING LOSS                                          (13,803)       (125,049)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)

         Gain on vendor settlements                       5,780            --
         Other income and (expenses)                      2,119          (1,933)
         Write down of inventory                           --          (314,829)
         Management fees, affiliates                       --           (44,000)
         Interest expense                                  --           (10,935)
         Interest income                                   --             2,491
         Loss on abandonment of equipment                  --            (4,952)
--------------------------------------------------------------------------------

                  Total other income (expense)            7,899        (374,158)
--------------------------------------------------------------------------------

NET LOSS                                           $     (5,904)   $   (499,207)
================================================================================


NET LOSS PER SHARE                                 $       --      $       (.01)
================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING                  41,733,000      41,733,000
================================================================================

See accompanying notes.



----------------------------------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows

===========================================================================================================

                                                                                       Year Ended
                                                                                         June 30,
                                                                             ------------------------------
                                                                                 1996               1995
                                                                             ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                            $  (5,904)           $(499,207)
         Adjustments to reconcile net loss to net cash
                  provided by operating activities:
                           Depreciation and amortization                          --                  5,269
                           Loss on abandonment of equipment                       --                  4,952
                  Changes in operating assets and liabilities:
                           Accounts receivable                                  39,387               63,830
                           Trade credits due from vendor                          --                 41,000
                           Inventories                                          44,149              327,309
                           Prepaid expenses                                      2,754               19,970
                           Payable and receivable, affiliates                   51,207               (1,973)
                           Accounts payable and accrued liabilities            (40,042)              33,947
-----------------------------------------------------------------------------------------------------------

                  Net cash flows from (used for) operating activities           91,551               (4,903)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of other assets                                                     --                  2,165
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments to financial institution                          (138,382)                --
         Borrowings from financial institution                                    --                 32,014
-----------------------------------------------------------------------------------------------------------

                  Net cash flows from (used for) financing activities         (138,382)              32,014
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                (46,831)              29,276

CASH - BEGINNING OF PERIOD                                                      47,671               18,395
-----------------------------------------------------------------------------------------------------------
CASH - END OF PERIOD                                                               840            $  47,671
===========================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION

                  Cash paid for interest                                     $     --             $  10,935


See accompanying notes.


----------------------------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

====================================================================================================

                                      Common Stock      Additional
                                -----------------------   Paid-in         Accumulated
                                Shares           Amount   Capital           Deficit          Total
----------------------------------------------------------------------------------------------------
Balances, July 1, 1994         41,733,000       $41,733   $925,124        $  (595,785)    $  371,072

         Net loss                       -             -          -           (499,207)      (499,207)
----------------------------------------------------------------------------------------------------

Balance at June 30, 1995       41,733,000       41,733     925,124         (1,094,992)      (128,135)

         Net loss                       -            -           -             (5,904)        (5,904)
----------------------------------------------------------------------------------------------------

Balance at June 30, 1996       41,733,000       $41,733   $925,124        $(1,100,896)     $(134,039)
====================================================================================================

See accompanying notes.

--------------------------------------------------------------------------------
TLECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

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


Note B - Related Party Transactions

As of June 30, 1996, the Company has obligations of $20,707 payable to affiliated entities.

During fiscal 1996, $6,950 of inventory was sold to an affiliate at cost.

The Company paid management fees, salaries and royalties to an entity owned by a stockholder/director/officer of the Company totaling $10,000 and $44,000 for fiscal 1996 and 1995, respectively.

Note C - Commitments

During  fiscal  1996  and  1995,   the  Company   rented  its  facilities  on  a
month-to-month basis. Rent expense was $2,950 and $38,623 for the years ended June 30, 1996 and 1995, respectively.

In 1991, the Company entered into a commitment to purchase approximately $149,000 in distributable product from a vendor over an indefinite time period. The agreement also allows the Company to cancel the remaining purchase for a fee based upon the amount of purchase commitments unused. At June 30, 1996, the Company had approximately $71,200 in purchase commitments remaining under this agreement.

Note D - Income Taxes
As of June 30, 1996, the Company had net operating loss carryforwards totaling approximately $870,000 that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 1998 through 2011. Furthermore, use of the loss carryforwards is limited by certain changes in the Company's ownership.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================


A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $322,000 of the loss carryforward has been offset by a valuation allowance of the same amount.