Form 10QSB
period 1995-09-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-09-04
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1995

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)



   Colorado                       0-13313                    36-3296861
   --------                       -------                    ----------
(State or other                 (Commission               (IRS Employer
jurisdiction of                 File Number)              Identification No.)
incorporation)



P.O. Box 4197, Englewood, CO                                  80155-4197
----------------------------                                  ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code 303-761-8829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes   X        No
                                 -----          -----

As of September 30, 1995, there were 41,733,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet

                                                       September 30,
                                                           1995        June 30,
                                                        (Unaudited)      1995
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash                                                     $ 2,586      $ 47,671
 Accounts receivable                                        2,840        39,963
 Note receivable from related party                          --          30,500
 Inventories                                               32,943        50,000
 Prepaid expenses                                             139         2,950
--------------------------------------------------------------------------------

  Total current assets                                   $ 38,508      $171,084
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable to financial institution                   $ 22,349      $138,382
 Accounts payable                                         148,421       144,347
 Accrued expenses                                            --          16,490
--------------------------------------------------------------------------------
  Total current liabilities                               170,770       299,219
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, stated value $.001
  per share; authorized
  100,000,000 shares; issued and
   outstanding:41,733,000                                 41,733         41,733
 Additional paid-in capital                              925,124        925,124
 Accumulated deficit                                  (1,099,119)    (1,094,992)
  Total stockholders' (deficit)                         (132,262)      (128,135)

--------------------------------------------------------------------------------

                                                        $ 38,508       $171,084
================================================================================




             The accompanying notes are considered an integral part
                           these financial statements

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

                                                        Three Months Ended
                                                          September 30,
                                                 ------------------------------
                                                      1995            1994
--------------------------------------------------------------------------------
NET SALES                                        $     14,326      $    149,480

COST OF SALES                                          11,701           105,222
--------------------------------------------------------------------------------

GROSS PROFIT                                            2,625            44,258

SELLING, GENERAL AND ADMINISTRATIVE                    11,532           101,843
--------------------------------------------------------------------------------

OPERATING LOSS                                         (8,907)          (57,585)

OTHER INCOME (EXPENSE)                                  4,780            (2,715)
--------------------------------------------------------------------------------

NET LOSS                                         $     (4,127)     $    (60,300)
--------------------------------------------------------------------------------



NET LOSS PER SHARE                               $       --        $       --
--------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                41,733,000        41,733,000
--------------------------------------------------------------------------------

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)


                                                           Three Months Ended
                                                             September 30,
                                                          1995         1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(4,127)   $ (60,300)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                           --          1,311
  Changes in operating assets and liabilities:
   Accounts receivable                                   37,123       16,245
   Inventories                                           17,057       20,196
   Prepaid expenses                                       2,811       15,864
   Payable and receivable, affiliates                    30,500         (860)
   Accounts payable and accrued liabilities             (12,416)      29,440
   Other                                                   --        (17,682)
--------------------------------------------------------------------------------

                                                         70,948        4,214
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments to financial institution           (116,033)      (3,058)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                         (45,085)       1,156

CASH - BEGINNING OF PERIOD                               47,671       18,395
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                  $   2,586    $  19,551
--------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

  Cash paid for interest                              $    --      $   2,716

  Inventory received as part of vendor
   settlement agreement                                    --          4,967

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)



                                         Common Stock       Additional
                                     ---------------------    Paid-in          Accumulated
                                    Shares           Amount   Capital           Deficit          Total
---------------------------------------------------------------------------------------------------------

Balances, July 1, 1995            41,733,000        $41,733   $925,124        $(1,094,992)     $(128,135)

Net loss (unaudited)                     --             --        --              (4,127)        (4,127)
---------------------------------------------------------------------------------------------------------

Balances, September 30, 1995
(unaudited)                        41,733,000       $41,733   $925,124         $(1,099,119)    $(132,262)
=========================================================================================================


TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note A - General

Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983. Activities of the Company since June 30, 1995 have been primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported in its Annual Report filed on Form 10-KSB for the year ended June 30, 1995.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1995.

The results of operations for the three months ended September 30, 1995, are note necessarily indicative of the results for the remainder of fiscal 1996.

Note B - Earnings (Loss) Per Share

Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The Company's active operations had ceased on June 30, 1995, however some minimal activity continued in collecting accounts receivable and making some creditors payments.

     For the quarter ended September 30, 1995, the Company had net sales of $14,326 with a cost of sales of $11,701, and gross profit of $2,625. For the same period in 1994, the net sales were $149,480 with a cost of sales of $105,222 for a gross profit of $44,258.

     In quarter ended September 30, 1995, the Company incurred $11,532 in general and administrative for an operating loss of ($8,902). The Company received $4,780 in other income which reduced the net loss to ($4,127) for the period. The operating results for the same period in 1994 were $101,843 in selling, general, and administrative expenses which produced an operating loss of ($57,585). An additional ($2,715) expense, when combined with the operating loss totalled a net loss of ($60,300) for the September 30, 1994 quarter.

Liquidity and Capital Resources

     The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings - None.
Item 2.  Changes in securities - None.
Item 3.  Defaults upon senior securities - None.
Item 4.  Submission of matters to a vote of security holders - None.
Item 5.  Other information - None.
Item 6.  Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended September 30, 1995. (incorporated by reference): None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 28, 1997

                                    TELECONFERENCING SYSTEMS INTERNATIONAL, INC.



                                    by: /s/ Keith Shwayder
                                        ----------------------------------------
                                            President