Form 10QSB
period 1995-12-31
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-09-04
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1995

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
               ---------------------------------------------------
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

As of December 31, 1995, there were 41,733,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet


                                                      December 31,
                                                          1995        June 30,
                                                      (Unaudited)      1995
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash                                                $     2,188    $    47,671
 Accounts receivable                                       6,637         39,963
 Note receivable from related party                         --           30,500
 Inventories                                              28,123         50,000
 Prepaid expenses                                            196          2,950
--------------------------------------------------------------------------------
         Total Current assets                        $    37,144    $   171,084
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable to financial institution               $    22,349    $   138,382
 Accounts payable                                        147,839        144,347
 Accrued expenses                                           --           16,490
--------------------------------------------------------------------------------
  Total current liabilities                              170,188        299,219
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, stated value $.001 per share;
  authorized 100,000,000 shares; issued and
   outstanding 41,733,000                                 41,733         41,733
 Additional paid-in capital                              925,124        925,124
 Accumulated deficit                                  (1,099,901)    (1,094,992)
  Total stockholders' (deficit)                         (133,044)      (128,135)

                                                     $    37,144    $   171,084
================================================================================


             The accompanying notes are considered an integral part
                           these financial statements


TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

                                    Three Months Ended               Six Months Ended
                                    December 31,                     December 31,
                                    ------------------------         -----------------------------
                                    1995             1994              1995                1994
--------------------------------------------------------------------------------------------------

NET SALES                       $     930          $ 220,000        $  15,256            $ 369,453

COST OF SALES                       5,441            158,000           17,142              263,284
--------------------------------------------------------------------------------------------------

GROSS PROFIT                       (4,511)            62,000           (1,886)             106,169

SELLING, GENERAL
AND ADMINISTRATIVE                   (504)            95,360           11,028              197,204
--------------------------------------------------------------------------------------------------

OPERATING LOSS                     (4,007)           (33,360)         (12,914)             (91,035)

OTHER INCOME (EXPENSE)              3,225             (4,300)           8,005               (6,999)
--------------------------------------------------------------------------------------------------

NET LOSS                        $    (782)         $ (37,660)       $  (4,909)           $ (98,034)
---------------------------------------------------------------------------------------------------






TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)


                                                             Six Months Ended
                                                             December 31,
                                                             ----------------
                                                             1995                       1994
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                    $  (4,909)               $ (98,034)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                                  --                      2,622
  Changes in operating assets and liabilities:
   Accounts receivable                                          33,326                  (13,648)
   Inventories                                                  21,877                   (6,873)
   Prepaid expenses                                              2,754                   15,866
   Payable and receivable, affiliates                           30,500                   (1,485)
   Accounts payable and accrued liabilities                    (12,998)                  57,070
   Other                                                          --                        (33)
-----------------------------------------------------------------------------------------------

                                                                70,550                  (44,515)

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on note payable                                       --                     45,000
 Principal payments to financial institution                  (116,033)                  (6,314)
-----------------------------------------------------------------------------------------------

                                                              (116,033)                  38,686

NET INCREASE (DECREASE) IN CASH                                (45,483)                  (5,829)

CASH - BEGINNING OF PERIOD                                      47,671                   18,395
-----------------------------------------------------------------------------------------------

CASH - END OF PERIOD                                         $   2,188                $  12,566
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

  Cash paid for interest                                     $    --                  $   2,716

  Inventory received as part of vendor
  settlement agreement                                       $    --                      4,967






TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)



                                         Common Stock          Additional
                                  ---------------------------   Paid-in          Accumulated
                                    Shares           Amount     Capital           Deficit          Total
-----------------------------------------------------------------------------------------------------------
Balances, July 1, 1995            41,733,000         $41,733    $925,124       $(1,094,992)     $(128,135)

 Net loss (unaudited)                    --              --          --             (4,909)        (4,909)
-----------------------------------------------------------------------------------------------------------

Balances, December 31, 1995
(unaudited)                       41,733,000         $41,733    $925,124       $(1,099,901)     $(133,044)
===========================================================================================================



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

The results of operations for the three months ended December 31, 1995, are note necessarily indicative of the results for the remainder of fiscal 1996.

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

     For the quarter ended December 31, 1995, the Company had net sales of $930 with a cost of sales of $5,441, and gross profit of ($4,511). For the same period in 1994, the net sales were $220,000 with a cost of sales of $158,000 for a gross profit of $62,000.

     In quarter ended December 31, 1995, the Company incurred ($504) in general and administrative for an operating loss of ($4,007). The Company received $3,225 in other income which reduced the net loss to ($782) for the period. The operating results for the same period in 1994 were $95,360 in selling, general, and administrative expenses which produced an operating loss of ($33,360). An additional ($4,300) expense, when combined with the operating loss totalled a net loss of ($37,660) for the December 31, 1994 quarter.

Liquidity and Capital Resources
-------------------------------

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended December 31, 1995. (incorporated by reference): None.

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