Form 10QSB
period 1996-03-31
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-09-04
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1996

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

As of March 31, 1996, there were 41,733,000 outstanding shares of common stock, par value $.0001 outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
             --------------------

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet
                                                      March 31,
                                                         1996         June 30,
                                                     (Unaudited)        1995
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
 Cash                                                $     1,171    $    47,671
 Accounts receivable                                       5,973         39,963
 Note receivable from related party                         --           30,500
 Inventories                                              14,805         50,000
 Prepaid expenses                                            196          2,950
--------------------------------------------------------------------------------

  Total current assets                               $    22,145    $   171,084
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable to financial institution               $    22,349    $   138,382
 Accounts payable                                        137,505        144,347
 Accrued expenses                                           --           16,490
--------------------------------------------------------------------------------
  Total current liabilities                              159,854        299,219
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, stated value $.001 per share;
  authorized 100,000,000 shares; issued and
  outstanding 41,733,000 shares                           41,733         41,733
 Additional paid-in capital                              925,124        925,124
 Accumulated deficit                                  (1,104,566)    (1,094,992)
  Total stockholders' (deficit)                         (137,709)      (128,135)

                                                     $    22,145    $   171,084
================================================================================

             The accompanying notes are considered an integral part
                           these financial statements


TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

                                 Three Months Ended                        Nine Months Ended
                                 March 31                                  March 31,
                                 ---------------------------------         ------------------------------------
                                      1996                1995                 1996                     1995
---------------------------------------------------------------------------------------------------------------

NET SALES                        $     28,589         $    121,270         $     43,845            $    491,100

COST OF SALES                          29,092               85,600               46,234                 349,000
---------------------------------------------------------------------------------------------------------------

GROSS PROFIT                             (503)              36,120               (2,389)                142,100

SELLING, GENERAL
AND ADMINISTRATIVE                      3,441               85,859               14,469                 284,550
---------------------------------------------------------------------------------------------------------------

OPERATING LOSS                         (3,944)             (49,739)             (16,858)               (142,450)

OTHER INCOME (EXPENSE)                   (721)              (1,854)               7,284                  (7,365)
---------------------------------------------------------------------------------------------------------------

NET LOSS                         $     (4,665)        $    (51,593)        $     (9,574)           $   (149,815)
---------------------------------------------------------------------------------------------------------------


NET LOSS PER SHARE               $       --           $       --           $       --              $       --
---------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE
SHARES OUTSTANDING                 41,733,000           41,733,000           41,733,000              41,733,000
---------------------------------------------------------------------------------------------------------------



TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

                                                           Nine Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1996        1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $  (9,574)    $(149,815)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                             --           3,933
  Changes in operating assets and liabilities:
   Accounts receivable                                     33,990        26,363
   Inventories                                             35,195       (19,390)
   Prepaid expenses                                         2,754        18,460
   Payable and receivable, affiliates                      30,500        (1,973)
   Accounts payable and accrued liabilities               (23,332)       73,490
   Other                                                     --          10,705
--------------------------------------------------------------------------------

                                                           69,533       (38,227)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on note payable                                  --          83,232
 Principal payments to financial institution             (116,033)      (47,800)
--------------------------------------------------------------------------------

                                                         (116,033)       35,432

NET INCREASE (DECREASE) IN CASH                           (46,500)       (2,795)

CASH - BEGINNING OF PERIOD                              $  46,671     $  18,395
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                    $   1,171     $  15,600
================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION

  Cash paid for interest                                $    --       $   8,700

 Inventory received as part of vendor
     settlement agreement                                    --           4,967








TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)



                                            Common Stock     Additional
                                  --------------------------   Paid-in         Accumulated
                                    Shares           Amount    Capital           Deficit          Total
--------------------------------------------------------------------------------------------------------
Balances, July 1, 1995           41,733,000         $41,733    $925,124       $(1,094,992)     $(128,135)

 Net loss (unaudited)                   --              --          --             (9,574)        (9,574)
--------------------------------------------------------------------------------------------------------

Balances, March 31, 1996
(unaudited)                      41,733,000          $41,733   $925,124       $(1,104,566)     $(137,709)
========================================================================================================


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

The results of operations for the three months ended March 31, 1996, are note necessarily indicative of the results for the remainder of fiscal 1996.

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

     For the quarter ended March 31, 1996, the Company had net sales of $28,589 with a cost of sales of $29,092, and gross profit of ($503). For the same period in 1994, the net sales were $121,270 with a cost of sales of $86,500 for a gross profit of $36,120.

     In quarter ended March 31, 1996, the Company incurred $3,441 in general and administrative for an operating loss of ($3,944). The Company expensed ($721) for other matters which increased the net loss to ($4,665) for the period. The operating results for the same period in 1994 were $85,859 in selling, general, and administrative expenses which produced an operating loss of ($49,739). An additional ($1,854) expense, when combined with the operating loss totalled a net loss of ($51,593) for the March 31, 1995 quarter.


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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended March 31, 1996. (incorporated by reference): None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 28, 1997

                                    TELECONFERENCING SYSTEMS INTERNATIONAL, INC.


                                    by:/s/ Keith Shwayder
                                       -----------------------------------------
                                            President