Form 10QSB
period 1996-09-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-10-29
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1996

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Colorado                       0-13313                        36-3296861
---------------                  ------------                -------------------
(State or other                  (Commission                    (IRS Employer
jurisdiction of                  File Number)                Identification No.)
incorporation)



P.O. Box 4197, Englewood, CO                                         80155-4197
----------------------------                                         ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code 303-761-8829
                                                   ------------

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

As of September 30, 1996, there were 41,733,000 shares of common stock, no par value, outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements
     ----------------------------


TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet

                                                    September 30,
                                                        1996           June 30,
                                                     (Unaudited)        1996
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

         Cash                                        $       282    $       840
         Accounts receivable                               5,861            576
         Inventories                                       4,247          5,851
         Prepaid expenses                                    145            196
--------------------------------------------------------------------------------

                  Total current assets               $    10,535    $     7,463
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
         Payable to affiliates                       $    19,792    $    20,707
         Accounts payable                                117,986        120,795
--------------------------------------------------------------------------------

                  Total current liabilities              137,778        141,502
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock, stated no par value per share;
         authorized 100,000,000 shares; issued and
         outstanding 41,733,000 shares                    41,733         41,733

         Additional paid-in capital                      925,124        925,124

         Accumulated deficit                          (1,094,100)    (1,100,896)
--------------------------------------------------------------------------------
                  Total stockholders' (deficit)         (127,243)      (134,039)
--------------------------------------------------------------------------------

                                                     $    10,535    $     7,463
================================================================================

     The accompanying notes are considered an integral part of these financial statements.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                            -------------
                                                         1996         1995
--------------------------------------------------------------------------------
NET SALES                                         $      4,998     $     14,326

COST OF SALES                                             --             11,701
--------------------------------------------------------------------------------

GROSS PROFIT                                             4,998            2,625

SELLING, GENERAL AND ADMINISTRATIVE                        192           11,532
--------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                  4,806           (8,907)

OTHER INCOME (EXPENSE)                                    --              4,780
--------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEMS                          4,806           (4,127)
--------------------------------------------------------------------------------

EXTRAORDINARY ITEM - SETTLEMENT AND
EXTINGUISHMENT OF TRADE PAYABLES                         1,990             --
--------------------------------------------------------------------------------


NET INCOME (LOSS)                                 $      6,796     $     (4,127)
================================================================================




INCOME (LOSS) PER SHARE:

         BEFORE EXTRAORDINARY ITEM                $       --       $       --
--------------------------------------------------------------------------------

         EXTRAORDINARY ITEM                               --               --
--------------------------------------------------------------------------------

         NET INCOME (LOSS)                        $       --       $       --
--------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING                 41,733,000       41,733,000
================================================================================



     The accompanying notes are considered an integral part of these financial statements.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)


                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                             1996         1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Profit or (Loss)                                 $   6,796    $  (4,127)
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
          Changes in operating assets and liabilities:
                     Accounts receivable                    (5,285)      37,123
                     Inventories                             1,604       17,057
                     Prepaid expenses                           51        2,811
                     Payable to affiliates                    (915)      30,500
                     Accounts payable                       (2,809)     (12,416)
--------------------------------------------------------------------------------

                                                              (558)      70,948
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments to financial institution               --       (116,033)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               (558)     (45,085)

CASH - BEGINNING OF PERIOD                                     840       47,671
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                     $     282    $   2,586
================================================================================













     The accompanying notes are considered an integral part of these financial statements.




TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)


                                                           Additional
                                      Common Stock          Paid-in      Accumulated
                                   Shares       Amount      Capital        Deficit         Total
---------------------------------------------------------------------------------------------------
Balances, July 1, 1996          41,733,000     $41,733     $925,124     $(1,100,896)     $(134,039)

Net loss (unaudited)                   --          --           --            6,796          6,796
---------------------------------------------------------------------------------------------------

Balances, September 30, 1996
 (unaudited)                    41,733,000     $41,733     $925,124     $(1,094,100)     $(127,243)
===================================================================================================






                                                 5

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note A - General

Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983. Activities of the Company since June 30, 1995 have been primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported in its Annual Report filed on Form 10-KSB for the year ended June 30, 1995 and 1996.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

The results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results for the remainder of fiscal 1997.

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

     For the quarter ended September 30, 1996, the Company had net sales of $4,998 with a cost of sales of $0, and gross profit of $4,998. For the same period in 1995, the net sales were $14,326 with a cost of sales of $11,701 for a gross profit of $2,625.

     In quarter ended September 30, 1996, the Company incurred $192 in general and administrative for operating income of $4,806. The Company received $1,990 in other income which increased the net income to $6,796 for the period. The operating results for the same period in 1995 were $11,532 in selling, general, and administrative expenses which produced an operating loss of ($4,127).

Liquidity and Capital Resources
-------------------------------

     The Company had nominal cash capital at the end of the period. The Company had $10,535 in current assets and $137,778 in current liabilities at quarter end. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock.

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended September 30, 1996. (incorporated by reference): None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: October 20, 1997

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.



                                    by:/s/ Keith Shwayder
                                    --------------------------------------------
                                           President