Form 10QSB
period 1996-12-31
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-10-29
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1996

                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



    Colorado                       0-13313                        36-3296861
---------------                  ------------                -------------------
(State or other                  (Commission                    (IRS Employer
jurisdiction of                  File Number)                Identification No.)
incorporation)



P.O. Box 4197, Englewood, CO                                          80155-4197
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

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

As of December 31, 1996, there were 41,733,000 shares of common stock, no par value, outstanding.

PART 1. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet

                                                   December 31,
                                                       1996          June 30,
                                                   (Unaudited)         1996
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
         Cash                                    $          96    $         840
         Accounts receivable                             2,550              576
         Inventories                                     4,247            5,851
         Prepaid expenses                                   79              196
--------------------------------------------------------------------------------

                  Total current assets           $       6,972    $       7,463
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

         Payable to affiliates                   $      25,587    $      20,707
         Accounts payable                              117,986          120,795
--------------------------------------------------------------------------------
                  Total current liabilities            143,573          141,502
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock, stated no par value
         per share; authorized 100,000,000
         shares; issued and outstanding
         41,733,000 shares                              41,733           41,733
         Additional paid-in capital                    925,124          925,124
         Accumulated deficit                        (1,103,458)      (1,100,896)
--------------------------------------------------------------------------------
                  Total stockholders' (deficit)       (136,601)        (134,039)
--------------------------------------------------------------------------------

                                                 $       6,972    $       7,463
================================================================================


                    The accompanying notes are considered an
                  integral part of thesefinancial statements.




TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)


                                             Three Months Ended                       Six Months Ended
                                                 December 31,                            December 31,
                                            --------------------                    --------------------
                                          1996                1995                1996                1995
----------------------------------------------------------------------------------------------------------------

NET SALES                            $        781         $        930         $      5,779         $     15,256

COST OF SALES                                --                  5,441                 --                 17,142
----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                  781               (4,511)               5,779               (1,886)

SELLING, GENERAL AND
ADMINISTRATIVE                             10,079                 (504)              10,271               11,028
----------------------------------------------------------------------------------------------------------------

OPERATING LOSS                             (9,298)              (4,007)              (4,492)             (12,914)

OTHER INCOME (EXPENSE)                       --                  3,225                 --                  8,005
----------------------------------------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY
ITEM                                       (9,298)                (782)              (4,492)              (4,909)
----------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEM -
SETTLEMENT AND EXTINGUISHMENT
OF TRADE PAYABLES                             (60)                --                  1,930                 --
----------------------------------------------------------------------------------------------------------------

NET LOSS                             $     (9,358)        $       (782)        $     (2,562)        $     (4,909)
================================================================================================================

INCOME (LOSS) PER SHARE:

BEFORE EXTRAORDINARY ITEM            $       --           $       --           $       --           $       --
----------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEM                           --                   --                   --                   --
----------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                    $       --           $       --           $       --           $       --
================================================================================================================

WEIGHTED AVERAGE SHARES
OUTSTANDING                            41,733,000           41,733,000           41,733,000           41,733,000
================================================================================================================









              The accompanying notes are considered an integral part of these financial statements.

                                                    3

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)


                                                             Six Months Ended
                                                               December 31,
                                                            -----------------
                                                            1996         1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $  (2,562)   $  (4,909)
    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
          Changes in operating assets and liabilities:
          Accounts receivable                               (1,974)      33,326
                   Inventories                               1,604       21,877
                   Prepaid expenses                            117        2,754
                   Payable to affiliates                     4,880       30,500
                   Accounts payable                         (2,809)     (12,998)
--------------------------------------------------------------------------------

                                                              (744)      70,550
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Principal payments to financial institution               --       (116,033)

                                                              --       (116,033)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               (744)     (45,483)

CASH - BEGINNING OF PERIOD                                     840       47,671
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                     $      96    $   2,188
================================================================================

















                    The accompanying notes are considered an
                  integral part of these financial statements.




TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                                       Additional
                                           Common Stock                 Paid-in         Accumulated
                                     Shares            Amount           Capital           Deficit             Total
----------------------------------------------------------------------------------------------------------------------


Balances, July 1, 1996             41,733,000       $    41,733       $   925,124       $(1,100,896)       $  (134,039)

     Net loss (unaudited)                --                --                --              (2,562)            (2,562)
----------------------------------------------------------------------------------------------------------------------

Balances, December 31,
1996 (unaudited)                   41,733,000       $    41,733       $   925,124       $(1,103,458)       $  (136,601)
======================================================================================================================







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

The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results for the remainder of fiscal 1997.

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

     For the quarter ended December 31, 1996, the Company had net sales of $781 with a cost of sales of $ 0, and gross profit of $781. For the same period in 1995, the net sales were $930 with a cost of sales of $5,441 for a gross profit
(loss) of ($4,511).

     In quarter ended December 31, 1996, the Company incurred $10,079 in general and administrative expenses for an operating loss of ($9,298). The Company had a net loss of ($9,358) for the period. The operating results for the same period in 1995 were ($504) in selling, general, and administrative expenses which produced an operating loss of ($4,007). Additional other income of $3,225, when combined with the operating loss totalled a net loss of ($782) for the December 31, 1995 quarter.

Liquidity and Capital Resources
-------------------------------

     The Company had nominal cash capital at the end of the period and only $6,972 in assets. The Company had current liabilities of $143,573 at period end. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock.

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended December 31, 1996. (incorporated by reference): None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:   October 20, 1997

                                   TELECONFERENCING SYSTEMS INTERNATIONAL, INC.


                                   by:/s/ Keith Shwayder
                                   ---------------------------------------------
                                          President