Form 10QSB
period 1997-03-31
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-10-29
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1997

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

As of March 31, 1997, there were 41,733,000 shares of common stock, no par value, outstanding.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet

                                                   March 31,
                                                     1997          June 30,
                                                  (Unaudited)       1996

ASSETS

CURRENT ASSETS

         Cash                                      $       248    $       840
         Accounts receivable                                45            576
         Inventories                                     4,247          5,851

         Prepaid expenses                                   79            196
--------------------------------------------------------------------------------

                  Total current assets             $     4,619    $     7,463
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

         Payable to affiliates                     $    32,503    $    20,707
         Accounts payable                              112,996        120,795
--------------------------------------------------------------------------------

                  Total current liabilities            145,499        141,502
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)

         Common stock, stated no par value
         per share; authorized 100,000,000
         shares; issued and
         outstanding 41,733,000 shares                  41,733         41,733

         Additional paid-in capital                    925,124        925,124

         Accumulated deficit                        (1,107,737)    (1,100,896)
--------------------------------------------------------------------------------
                  Total stockholders' (deficit)     (1,400,880)      (134,039)
--------------------------------------------------------------------------------

                                                   $     4,619    $     7,463
================================================================================


                      The accompanying notes are considered
                 an integral part of thesefinancial statements.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)



                                     Three Months Ended            Nine Months Ended
                                         March 31,                      March 31,
                                  --------------------------     ----------------------
                                    1997          1996           1997              1996

-------------------------------------------------------------------------------------------

NET SALES                         $    --     $     28,589    $      5,779     $     43,845

COST OF SALES                          --           29,092             --            46,234
-------------------------------------------------------------------------------------------

GROSS PROFIT                           --              (503)          5,779          (2,389)

SELLING, GENERAL
AND ADMINISTRATIVE                    4,279           3,441          14,550          14,469
-------------------------------------------------------------------------------------------

OPERATING LOSS                       (4,279)         (3,944)         (8,771)        (16,858)

OTHER INCOME (EXPENSE)                 --              (721)           --             7,284
-------------------------------------------------------------------------------------------

LOSS BEFORE
EXTRAORDINARY ITEM                   (4,279)         (4,665)         (8,771)         (9,574)
-------------------------------------------------------------------------------------------

EXTRAORDINARY ITEM -
SETTLEMENT AND
EXTINGUISHMENT OF TRADE
PAYABLES                               --              --             1,930            --
-------------------------------------------------------------------------------------------

NET INCOME (LOSS)                    (4,279)   $     (4,665)   $     (6,841)   $     (9,574)
===========================================================================================

LOSS PER SHARE:

BEFORE EXTRAORDINARY
ITEMS                               $  --      $      --        $      --      $       --
-------------------------------------------------------------------------------------------

EXTRAORDINARY ITEM                     --              --              --              --
-------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   $  --      $       --       $      --      $       --
===========================================================================================

WEIGHTED AVERAGE
SHARES OUTSTANDING               41,733,000      41,733,000      41,733,000      41,733,000
===========================================================================================


   The accompanying notes are considered an integral part of these financial statements

                                             3

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

                                                          Nine Months Ended
                                                               March 31,
                                                          ------------------
                                                          1997          1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $ 104,544     $  (9,574)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Changes in operating assets and liabilities:
           Accounts receivable                                531        33,990
           Inventories                                      1,604        35,195
           Prepaid expenses                                   117         2,754
           Payable to affiliates                           11,796        30,500
           Accounts payable                              (119,184)      (23,332)
--------------------------------------------------------------------------------

                                                             (592)       69,533
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments to financial institution                --        (116,033)
--------------------------------------------------------------------------------
                                                             --        (116,033)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                              (592)      (46,500)

CASH - BEGINNING OF PERIOD                                    840        47,671
--------------------------------------------------------------------------------

CASH - END OF PERIOD                                    $     248     $   1,171
================================================================================












                      The accompanying notes are considered
                 an integral part of thesefinancial statements.



TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                                       Additional
                                            Common Stock                Paid-in          Accumulated
                                      Shares           Amount           Capital            Deficit          Total
------------------------------------------------------------------------------------------------------------------

Balances, July 1, 1996              41,733,000        $41,733           $925,124         $(1,100,896)     $(134,039)

Net loss (unaudited)                       --             --                --                (6,841)        (6,841)
-------------------------------------------------------------------------------------------------------------------

Balances, March 31, 1997
(unaudited)                         41,733,000        $41,733           $925,124          $1,107,737      $(140,880)
-------------------------------------------------------------------------------------------------------------------

                                                          5


TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note A - General

Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983. Activities of the Company since June 30, 1995 have been primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported in its Annual Report filed on Form 10-KSB for the years ended June 30, 1995 and 1996.

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

The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results for the remainder of fiscal 1997.

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

     For the quarter ended March 31, 1997, the Company had no net sales or cost of sales, and no gross profit. For the same period in 1996, the net sales were $28,589 with a cost of sales of $29,092 for a gross profit (loss) of ($503).

     In quarter ended March 31, 1997, the Company incurred $4,279 in general and administrative for an operating loss of ($4,279). The operating results for the same period in 1996 were $3,441 in selling, general, and administrative expenses which produced an operating loss of ($3,944). An additional ($721) expense, when combined with the operating loss totalled a net loss of ($4,665) for the March 31, 1996 quarter.


Liquidity and Capital Resources
-------------------------------

     The Company had nominal cash capital at the end of the period and total assets of $4,619. The Company had $34,114 in current liabilities at period end. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock.

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:
               None.

          (b) Reports on Form 8-K filed during the three months ended March 31, 1997. (incorporated by reference): None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:  October 20, 1997

                                    TELECONFERENCING SYSTEMS INTERNATIONAL, INC.


                                    by:  /s/ Keith Shwayder
                                         ---------------------------------------
                                            President