Form 10KSB
period 1997-06-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1997-10-29
CIK 754435

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 1997
                         Commission file number 0-13313

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

                     P.O. Box 4197, Englewood, CO 80155-4197
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (303)761-8829
           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 ----

                 Name of each exchange on which registered: N/A
                                                            ---

           Securities registered pursuant to Section 12(g) ofthe Act:

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to
this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year, $6,139 (before extraordinary items).

Transitional Small Business Disclosure Format:

                           ______ Yes                X No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1997 was $0, based upon the closing price of the common stock on June 30, 1997.

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1997: 41,733,000.


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

     On April 30, 1997, the Company acquired 100% of the common stock of Wilding Services, Inc. to be a wholly owned subsidiary for $1.00 and assumption of approximately $200.00 in filing fees. On June 29, 1997, the Company spun off in a share distribution pro-rata to its shareholders Wilding Services, Inc. together with the outdated inventory rights to an anticipated contract to sell equipment to Bell South, and Wilding Services, Inc. agreed to and subsequently issued a promissory note for $140,000 to the Company to secure payment of any debts of the Company which might be asserted as a result of its prior operations. Shareholders of the Company were scheduled to receive one share of stock of Wilding for each 50 shares of the Company owned by such shareholder.

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

     (2) Marketing and Distribution Methods
         ----------------------------------

     Products, Services and Marketing. The Company no longer manufactures products or sells products manufactured by others.

     (3) Status of Products
         ------------------

     None in process.

     (4) Competition
         -----------

     None currently, due to no operations.

     (5) Raw Materials
         -------------

     None.

     (6) Customer Dependence
         -------------------

     The Company had no actual sales to customers, only liquidation sales.

     (7) Patents, Trademarks and Licenses
         --------------------------------

     None.

     (8) Government Approval
         -------------------

     None Pending.

     (9) Governmental Regulations
         ------------------------

     None.

     (10) Research and Development
          ------------------------

     The Company spent $0 on research and development activities during the fiscal years ended June 30, 1996 and 1997.

     (11) Environmental Regulations
          -------------------------

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the on the capital expenditures, earnings and competitive position of the Company.

     (12) Employees
          ---------

     As of June 30, 1997, the Company had no employees.

ITEM 2. DESCRIPTION OF PROPERTY

(a) Properties
    ----------

     The Company maintains administrative offices on a shared basis with its President at no direct cost, but receives mail at P.O. Box 4197, Englewood, CO 80155-4197.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the year ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
    ------------------

     The following table shows the range of high and low bid quotations of the shares of the Company's common stock for the eight fiscal quarters ended June 30, 1997.

                                                 BID
                                     ---------------------------
Period                               High                   Low
------                               ----                   ---

07/01/95 - 09/30/95                   N/A                    N/A
10/01/95 - 12/31/95                   N/A                    N/A
01/01/96 - 03/31/96                   N/A                    N/A
04/01/96 - 06/30/96                   N/A                    N/A
07/01/96 - 09/30/96                   N/A                    N/A
10/01/96 - 12/31/96                   N/A                    N/A
01/01/97 - 03/31/97                   N/A                    N/A
04/01/97 - 06/30/97                   N/A                    N/A

     The shares are traded in the over-the-counter market. The above quotations were furnished by the National Quotation Bureau Incorporated. Such quotations represent prices between dealers and do not include retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

(b) Holders
    -------

     As of June 30, 1997, the Company had approximately 383 shareholders of record.

(c) Dividends
    ---------

     The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The following is management's discussion and analysis of certain significant factors which affected the Company's financial condition and results of operation during the periods in the accompanying consolidated financial statements.

Liquidity
---------

     The Company had cash of $204 at June 30, 1997, and no other liquid assets.

     The Company has ceased active operations and has no business at the present time. It anticipates seeking acquisition or merger candidates in the future.

     During the course of the fiscal year ended June 30, 1997, the Company's outstanding debt level decreased to $0 from $141,502 in fiscal year ended June 30, 1996 due to spin off of possible future business contracts, assets and liabilities into a subsidiary, Wilding Services, Inc.

     Working capital increased from a deficit of ($134,039) at June 30, 1996, to a deficit of $204 at June 30, 1997.

Capital Resources
-----------------

     None.

     The Company has no other known material commitments for capital expenditures. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital. The Company has no sources of capital at year end.

Results of Operations
---------------------

     Comparison of year Ended June 30, 1997 to year Ended June 30, 1996. The Company ceased operations in June 1995. Small collections of income occurred in the year ended June 30, 1997 in the amount of $6,139, which compared to revenues for the year ended June 30, 1996, of $50,327. This amounted to a decrease of 88% in revenues.

     The Company had a cost of sales of $0 for year ended June 30, 1997, compared to cost of sales of $44,343 in year ended June 30, 1996. General and administrative for the years ended June 30, 1997 and 1996 were $6,441 and $9,787 respectively.

     The operating losses for years ended June 30, 1997 and 1996 were ($302) and ($3,803), respectively. Total losses before extraordinary items were ($12,302) in 1997 and ($11,684) in 1996. The net income for the year ended June 30, 1997 was $134,243 after extraordinary income of $146,545 due primarily to settlement and extinguishment of trade and related party obligations. For the year ended June 30, 1996 the net loss was ($5,904) after $5,780 of miscellaneous income.

     Loss per share for year ended June 30, 1997 was $0 per share, compared to approximately $0 per share for year ended June 30, 1996, before and after extraordinary items.

     The management of the Company does not believe that inflation has had any material effect on the Company during the year ended June 30, 1997.

ITEM 7. FINANCIAL STATEMENTS

(a)1. The following Financial Statements are filed as part of this report.

     Name of Document                                                    Page
     ----------------                                                    ----

Signature Page of this Report.                                            13

INDEPENDENT AUDITOR'S REPORT                                              F-2

CONSOLIDATED BALANCE SHEET - June 30, 1997                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - for
the years ended June 30, 1997 and June 30, 1996                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS - for
the years ended June 30, 1997 and 1996                                    F-5

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDER'S EQUITY for the Period from
July 1, 1996 through June 30, 1997                                        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-7

(a)2. There are no Financial Statements Schedules required to be filed as part of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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
(Chairman of the Board, President
and Chief Executive Officer)

     Business Experience (1) The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company:

Name of Director or
Executive Officer   Principal Occupation the Last Five Years
-----------------   ----------------------------------------

Keith R. Shwayder   President of the Company since July,  1991;  Director of the
                    Company since December 1983; Chairman of the Board and Chief
                    Executive  Officer of the  Company  since  September,  1984;
                    Director of Masada, Ltd., which owned a radio station, since
                    March 1985; President and director of SRF Investments,  Inc.
                    d/b/a  West  Coast  Tel-Data,   Inc.  since  August,   1989;
                    President and director of South West  Tel-Data,  Inc.  since
                    October, 1989.

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

     To the Company's knowledge, only the sole director and officer or more than 10% shareholder of the Company failed to timely file a Form 5 during the Company's fiscal year ended June 30, 1997.

(b)  Identification of Certain Significant Employees. Not applicable.

(c) Family Relationships. There are no family relationships between the executive officers and directors of the Company.

(d)  Involvement in Legal Proceedings. Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth for the Company's fiscal year ended June 30, 1997, the compensation paid by the Company for services rendered in all capacities to the Company to the person who at June 30, 1997, was the chief executive officer of the Company. No other executive officers of the Company received salary and bonus from the Company in excess of $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE
================================================================================
Name and Principal Position               Year              Annual Compensation
                                                                  Salary
--------------------------------------------------------------------------------
Keith R. Shwayder                         07/01/96-06/30/97        $0
(Chairman of the Board, President, and    07/01/95-06/30/96        $0
Chief Executive Officer)                  07/01/94-06/30/95        $0
================================================================================

Stock Options

     No stock options were granted or exercised Company's last fiscal year ended June 30, 1997, and the Company has no stock options outstanding at June 30, 1997.

Compensation of Directors

     No director received compensation for serving on the Company's Board of Directors.

ITEM 11. SECURITY, OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of June 30, 1997, the number of shares of the Company's no par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group:


Name of Beneficial           Position with        Amount and Nature of    Class
Owner                        Company              Beneficial Ownership
--------------------------------------------------------------------------------
Keith R. Shwayder            Chairman of the      32,504,600              77.89%
10200 E. Girard Avenue       Board, Chief
Suite 309A, Building A       Executive Officer
Denver, CO  80231            and Director

All Directors and Officers                        32,504,600              77.89%
as a Group (1 Person)


(c) Changes in Control. There was at June 30, 1997 a contract by which Exchange Place partners, LLC had contracted to purchase control of the Company through the purchase of 30,626,600 shares of stock owned by Keith Shwayder. The full purchase price had not been tendered and the agreement was executed resulting in a change of control of the Company, however, the Company is actively seeking an acquisition, or merger, or to be acquired, which could involve a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) and (b) Transactions with Management and Others and Certain Business Relationships. Keith R. Shwayder allocates approximately 1% of his time to the Company's business.

     On April 20, 1997, the Board of Directors approved the acquisition of all of the outstanding stock of Wilding Services, Inc. ("WSI"), an inactive corporation not affiliated with any stockholder/director/officer for nominal consideration. The purpose of the acquisition was for WSI to fulfill a proposed contract with outdated inventory (the cost of which had previously been substantially written down).

     On June 20, 1997, the Board of Directors approved a resolution to distribute all of the stock of WSI to shareholders of the Company, effective June 29, 1997. Coincidental with the distribution, the Company agreed to convey to WSI its outdated inventory, business supplies, liabilities and any potential contract opportunities to facilitate the Company's ability to find a merger candidate. In return, the Company was to receive a non-interest bearing note receivable from WSI for any liabilities, which might be asserted by past creditors of the Company up to the amount of $140,000. On October 3, 1997, the promissory note, secured by all of the assets of WSI was executed.

     During fiscal 1997, the Company eliminated a total of $114,926 of trade payables owed creditors and $35,945 owed affiliates for amounts believed settled. The eliminations, less $4,326 in inventory and other assets conveyed to WSI are recorded as an extraordinary item in the accompanying financial statements. The Company is contingently liable for claims settled by these creditors in the event of non-payment of the claims by WSI pursuant to the terms of the promissory note described above.

     Management Fees
     ---------------

     The   Company   paid   management   fees   to   an   entity   owned   by  a
stockholder/director/officer, Keith Shwayder, of the Company totaling $12,000 and $10,000 for fiscal 1997 and 1996, respectively.

     Rent
     ----

     During fiscal 1997 and 1996, the Company rented its facilities from an affiliate on a month-to-month basis. Rent expense was $1,800 and $2,950 for the years ended June 30, 1997 and 1996, respectively.

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

         (3.2) Bylaws as amended through October 14, 1987, which are hereby incorporated herein by reference to Exhibit (3.2) to the Company's Annual Report on form 10- K for the fiscal year ended June 30, 1993.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal year ended June 30, 1997.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   October 22, 1997



                                    TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                                    a Colorado corporation


                                    By: /s/  Keith R. Shwayder
                                       -----------------------------------------
                                       President, and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: October 22, 1997                 /s/  Keith R. Shwayder
                                       -----------------------------------------

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

         Consolidated Statement of Operations                          F-4

         Consolidated Statement of Cash Flows                          F-5

         Consolidated Statement of Changes in
           Stockholders' Equity (Deficit)                              F-6

         Notes to Consolidated Financial Statements                    F-7

                                                                GAYLEN R. HANSEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                              6061 South Willow Drive, Suite 230
                                              Greenwood Village, Colorado  80111
                                                                   (303)770-2595

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

October 8, 1997

To the Board of Directors
Teleconferencing Systems International, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Teleconferencing Systems International, Inc. and subsidiary (the "Company,") as of June 30, 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teleconferencing Systems International, Inc. and subsidiary at June 30, 1997, and the results of their operations and cash flows for the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue operation as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses and in fiscal 1995 defaulted on its notes payable to a financial institution. Subsequent to June 30, 1995, the Company's activities have been primarily liquidation of operating assets and settlement of obligations to employees and creditors. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.



/s/  Gaylen R. Hansen
---------------------------
Gaylen R. Hansen

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Balance Sheet

================================================================================



                                                                 June 30,
                                                                   1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

  Cash                                                           $    204
--------------------------------------------------------------------------------

                                                                 $    204
================================================================================

STOCKHOLDERS' EQUITY (DEFICIT)
  Contingencies (Note B)
  Common stock, stated no par value per share;
    authorized 100,000,000 shares; issued and
    outstanding 41,733,000 shares                                $ 41,733
Additional paid-in capital                                        925,124
Accumulated deficit                                              (966,653)
--------------------------------------------------------------------------------

                                                                 $    204
================================================================================













See accompanying Notes.

--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Operations

================================================================================
                                                           Year Ended
                                                             June 30,
                                                --------------------------------
                                                     1997              1996
--------------------------------------------------------------------------------
NET SALES                                     $      6,139       $     50,327

COST OF SALES                                           -             (44,343)
--------------------------------------------------------------------------------

GROSS PROFIT                                         6,139              5,984

SELLING, GENERAL AND ADMINISTRATIVE                 (6,441)            (9,787)
--------------------------------------------------------------------------------

OPERATING LOSS                                        (302)            (3,803)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Other income and (expenses)                           -               2,119
  Management fees charged by affiliates              (12,000)           (10,000)
--------------------------------------------------------------------------------

Total other income (expense)                       (12,000)            (7,881)
--------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                     (12,302)           (11,684)

EXTRAORDINARY ITEM -
  SETTLEMENT AND EXTINGUISHMENT OF
  TRADE AND RELATED PARTY AMOUNTS PAYABLE          146,545              5,780
--------------------------------------------------------------------------------


NET INCOME (LOSS)                             $    134,243       $     (5,904)
================================================================================


INCOME (LOSS) PER SHARE:

  BEFORE EXTRAORDINARY ITEMS                  $         -        $         -

  EXTRAORDINARY ITEM                                    -                  -
--------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                   $         -        $         -
================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING             41,733,000         41,733,000
================================================================================

                             See Accompanying Notes



TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows


                                                                      Year Ended
                                                                       June 30,
                                                              -------------------------
                                                                 1997           1996
                                                              -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $   134,243     $    (5,904)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Changes in operating assets and liabilities:
      Accounts receivable                                          576          39,387
      Inventories                                                5,851          44,149
      Prepaid expenses                                             196           2,754
      Payable to affiliates                                    (20,707)         51,207
      Accounts payable                                        (120,795)        (40,042)
---------------------------------------------------------------------------------------

    Net cash flows from (used for) operating activities           (636)         91,551
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of other assets                                              -               -
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments to financial institution                       -         (138,382)
  Borrowings from financial institution                             -               -
---------------------------------------------------------------------------------------

    Net cash flows from (used for) financing activities             -         (138,382)
---------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   (636)        (46,831)

CASH - BEGINNING OF PERIOD                                         840          47,671
---------------------------------------------------------------------------------------

CASH - END OF PERIOD                                       $       204     $       840
=======================================================================================









                             See Accompanying Notes.





-----------------------------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

=====================================================================================================

                                                             Additional
                                       Common Stock           Paid-In       Accumulated
                                   Shares        Amount       Capital         Deficit         Total
-----------------------------------------------------------------------------------------------------
Balances, July 1, 1995           41,733,000     $41,733      $925,124      $(1,094,992)     $(128,135)

  Net (loss)                             -           -             -            (5,904)        (5,904)
------------------------------------------------------------------------------------------------------

Balance at June 30, 1996         41,733,000      41,733       925,124       (1,100,896)      (134,039)

  Net income                             -           -             -           134,243        134,243
------------------------------------------------------------------------------------------------------

Balance at June 30, 1997         41,733,000     $41,733      $925,124      $  (966,653)     $     204
=======================================================================================================






                             See Accompanying Notes.



--------------------------------------------------------------------------------
TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

================================================================================

Note A - Summary of Significant Accounting Policies

Organization
------------

Teleconferencing Systems International, Inc. (TSI, or the "Company,") was incorporated on December 19, 1983. Through June 30, 1995, TSI's operations included the design, manufacture and marketing of an audio teleconferencing product as well as the distribution of certain non- manufactured conferencers. On June 30, 1995, the Company discontinued these activities except as discussed in the following paragraph.

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

================================================================================

Net Income (Loss) Per Common Share
----------------------------------

Net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.

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

Note B - Related Party  Transactions,  Contingent  Liabilities and Extraordinary
         Item

Contingent Liabilities and Extraordinary Item
---------------------------------------------

On April 20, 1997, the Board of Directors approved the acquisition of all of the outstanding stock of Wilding Services, Inc. ("WSI"), an inactive corporation not affiliated with any stockholder/director/officer for nominal consideration, effective April 30, 1997. The purpose of the acquisition was for WSI to fulfill a proposed contract with outdated inventory (the cost of which had previously been substantially written down).

On June 20, 1997, the Board of Directors approved a resolution to distribute all of the stock of WSI to shareholders of the Company, effective June 29, 1997. Coincidental with the distribution, to facilitate the Company's ability to find a merger candidate, the Company agreed to convey to WSI its outdated inventory, business supplies, liabilities and any potential contract opportunities. In return, the Company was to receive a non-interest bearing note receivable from WSI for any liabilities, which might be asserted by past creditors of the Company up to the amount of $140,000. On October 3, 1997, the promissory note, secured by all of the assets of WSI was executed.

During fiscal 1997, the Company eliminated a total of $114,926 of trade payables owed creditors and $35,945 owed affiliates for amounts believed settled. The elimination's, less $4,326 in inventory and other assets conveyed to WSI, are recorded as an extraordinary item in the accompanying financial statements. The Company is contingently liable for claims settled with these creditors in the event of non-payment of the claims by WSI pursuant to the terms of the promissory note described above.

Management Fees
---------------

The   Company    paid    management    fees   to   an   entity    owned   by   a
stockholder/director/officer of the Company totaling $12,000 and $10,000 for fiscal 1997 and 1996, respectively.

Rent
----

During fiscal 1997 and 1996, the Company rented its facilities from an affiliate on a month-to-month basis. Rent expense was $1,800 and $2,950 for the years ended June 30, 1997 and 1996, respectively.

Note C - Income Taxes

As of June 30, 1997, the Company had net operating loss carryforwards totaling approximately $710,000 that may be offset against future taxable income, if any. These loss carryforwards expire in varying amounts from 1998 through 2012. In addition, the Company has a capital loss carryforward of approximately $40,000. The use of these carryforwards amounts is limited in the event of significant changes in the Company's ownership.

A tax benefit has not been reported in the accompanying financial statements for the operating loss and capital loss carryforwards because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $110,000 of the carryforwards has been offset by a valuation allowance of the same amount.