Form 10QSB
period 1997-09-30
TELECONFERENCING SYSTEMS INTERNATIONAL INC
filed 1998-01-09
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

       For the quarterly period ended:  September 30, 1997

             TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)



     Colorado            0-13313                  36-3296861
(State or other          (Commission         (IRS Employer
jurisdiction of          File Number)        Identification No.)
incorporation)



P.O. Box 4197, Englewood, CO                      80155-4197
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

                         Yes  X        No   ____

As of September 30, 1997, there were 41,733,000 shares of common stock, no par value, outstanding.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheet

                                             September 30,
                                             1997              June 30,
                                             (Unaudited)       1997

ASSETS

CURRENT ASSETS

    Cash                                          $-         $      204
    Accounts receivable                            -                  -
    Inventories                                    -                  -
    Prepaid expenses                               -                  -

           Total current assets                   $-         $        -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Payable to affiliates                         $-         $        -
    Accounts   payable                             -                  -
          Total  current liabilities               -                  -

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, stated no par value per share;
     authorized 100,000,000 shares; issued and
     outstanding  41,733,000  shares                41,733       41,733

     Additional paid-in capital                    925,124      925,124

     Accumulated deficit                         (966,653)    (966,653)

                                                 $204         $     204
=======================================================================

The accompanying notes are considered an integral part of these financial statements.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Operations
(Unaudited)
                                   Three Months Ended
                                   September 30,
                                   1997         1996


NET SALES                          $-           $4,998

COST OF SALES                      -            -

GROSS PROFIT                       -             4,998

SELLING, GENERAL
AND ADMINISTRATIVE                 -               192

OPERATING INCOME                   -             4,806

OTHER INCOME (EXPENSE)             -            -

LOSS BEFORE
EXTRAORDINARY ITEM                 -             4,806

EXTRAORDINARY ITEM -
SETTLEMENT AND
EXTINGUISHMENT OF TRADE
PAYABLES                           -             1,990

NET INCOME (LOSS)                  -            $6,796
======================================================
INCOME PER SHARE:

BEFORE EXTRAORDINARY
ITEMS                              $-            $>.01

EXTRAORDINARY ITEM                 -              >.01

NET INCOME (LOSS)                  $-            $>.01
======================================================
WEIGHTED AVERAGE
SHARES OUTSTANDING          41,733,000         41,733,000
=========================================================
The accompanying notes are considered an integral part of these financial statements.

TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Unaudited)

                                                Three Months Ended
                                                    September 30,
                                                1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                             $     -            $6,796
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Changes in operating assets and liabilities:
        Accounts receivable                           -           (5,285)
        Inventories                                   -             1,604
        Prepaid expenses                              -                51
        Payable to affiliates                         -             (915)
        Accounts payable                              -           (2,809)

                                                      -             (558)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments to financial institution        -                 -
                                                      -                 -

NET INCREASE (DECREASE) IN CASH                       -             (558)

CASH - BEGINNING OF PERIOD                            -               840

CASH - END OF PERIOD                            $     -           $   282
=========================================================================











The accompanying notes are considered an integral part of these financial statements.



TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                    Additional
                   Common Stock     Paid-in      Accumulated
              Shares      Amount    Capital      Deficit        Total

Balances,
July 1, 1997  41,733,000  $41,733   $925,124     $966,653       $204

Net loss
(unaudited)            -        -          -            -          -

Balances,
September 30,
1997
(unaudited)   41,733,000  $41,733   $925,124     $966,653       $204

TELECONFERENCING SYSTEMS INTERNATIONAL,INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - General

Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983. Activities of the Company since June 30, 1995 have been primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported in its Annual Report filed on Form 10-KSB for the years ended June 30, 1996 and 1997.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

The results of operations for the three months ended September 30, 1997, are not necessarily indicative of the results for the remainder of fiscal 1997.

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

     For the quarter ended September 30, 1997, the Company had no sales or revenues, and no gross profit. For the same period in 1996, the net sales were $4,998 with no cost of sales for a gross profit of 4,998. In the period in 1996 the Company had an extraordinary item - settling trade payables for $1,990 in income.

     In quarter ended September 30, 1997, the Company incurred no general and administrative expenses. The operating results for the same period in 1996 were $192 in selling, general, and administrative expenses which produced an operating income of $4,806 and with the extraordinary items, net income of $6,796.

Liquidity and Capital Resources

     The Company had no cash capital at the end of the period and no assets. The Company had no in current liabilities at period end. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund any operations. No assurance exists as to the ability to make private placements of stock or borrow funds.

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

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K: None.

          (b) Reports on Form 8-K filed during the three month ended September 30, 1997. (incorporated by reference):

                8-K filed  July 8, 1997
                8-K filed July 14, 1997

                           Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:    December 23, 1997

                    TELECONFERENCING SYSTEMS INTERNATIONAL,
                    by:/s/ Robert Kropf
                           Robert Kropf, President