Form 10QSB
period 1997-12-31
GS TELECOM LTD
filed 1998-04-16
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

       For the quarterly period ended:  December 31, 1997

                          GS TELECOM LIMITED
     (Exact name of registrant as specified in its charter)


          TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                         (Former name)

     Colorado            0-13313                  36-3296861
(State or other          (Commission              IRS Employer
jurisdiction  of         File Number)             Identification No.)
incorporation)



33 Great James Street, London, England            WC1N 3HB
(Address of principal executive offices)               (Zip Code)

Registrant's  telephone number, including area code 44-171-404-9442

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes  X        No   ____

As of December 31, 1997, there were 14,778,220 shares of common stock, no par value, outstanding.

GS TELECOM LIMITED
Condensed Consolidated Balance Sheet
                                          December 31,  June 30, 1997
                                                  1997
                                           (Unaudited)
ASSETS

CURRENT ASSETS

Cash                                           $45,647           $204

Accounts Receivable                             83,048              -

Inventories                                     30,835              -

Prepaid Value Added Tax                         39,454              -

Total Current Assets                           198,984            204

PROPERTY AND EQUIPMENT, less of                 32,704              -
accumulated depreciation of $8,380

OTHER ASSETS                                                        -

Goodwill, less accumulated                     692,648              -
amortization of $1,620

Other                                           11,180              -
                                               703,828              -
                                              $935,516           $204
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES

Accounts payable                              $621,208              -

Convertible notes payable                      376,500              -

Accrued interest payable                         2,766              -

Total current liabilities                    1,000,474              -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value per share;
authorized 100,000,000 shares; issued
and outstanding 14,778,220 and 278,220
shares, respectively

Additional paid-in capital                   1,116,857        966,857

Common stock issuable, 2,050,000                20,500              -
shares

Accumulated deficit                        (1,205,315)      (966,653)

Foreign currency translation                     3,000              -
adjustments

Total stockholders' (deficit)                 (64,958)            204
                                              $935,516           $204
See Accompanying Notes

<caption

GS TELECOM LIMITED
Condensed Consolidated Statement of Operations
(Unaudited)

                                Three Months        Six Months Ended
                                   Ended               December 31
                                December 31

                                   1997      1996       1997      1996

NET SALES                       $28,477      $781    $28,477    $5,779

COST OF SALES                    18,744         -     18,744         -

GROSS PROFIT                      9,733       781      9,733     5,779

SELLING, GENERAL AND            248,395    10,079    248,395    10,271
ADMINISTRATIVE

OPERATING LOSS                (238,662)   (9,298)  (238,662)   (4,492)

LOSS BEFORE EXTRAORDINARY     (238,662)   (9,298)  (238,662)   (4,492)
ITEM

EXTRAORDINARY ITEM -                  -      (60)          -     1,930
SETTLEMENT AND
EXTINGUISHMENT OF TRADE
PAYABLES

NET LOSS                     $(238,662)   (9,358) $(238,662)  $(2,562)

INCOME (LOSS) PER COMMON
SHARE:

BEFORE EXTRAORDINARY ITEM        $(.03)         -     $(.06)         -

EXTRAORDINARY ITEM                    -         -          -         -

NET INCOME (LOSS)                $(.03)         -     $(.06)         -

WEIGHTED AVERAGE SHARES       8,553,220   278,220  4,315,720   278,220
OUTSTANDING


See Accompanying Notes

GS TELECOM LIMITED
Consolidated Statement of Cash Flows
(Unaudited)

                                       Six Months    Six Months Ended
                                          Ended        December 31,
                                     December 31,

                                             1997                1996

CASH FLOWS FROM OPERATING
ACTIVITIES

Net income (loss)                      $(238,662)            $(2,562)

Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

Common stock issuable for                  20,500                   -
services

Depreciation and amortization               2,947                   -

Changes in operating assets and
liabilities:

Receivables                               (9,657)             (1,974)

Inventories                              (23,434)               1,604

Prepaid value added tax                  (16,306)                   -

Accounts payable                        (239,279)             (2,809)

Payable to related parties                134,083               4,880

Accrued interest payable                    2,766                   -

Other                                           -                 117
                                        (367,042)               (744)

CASH FLOWS FROM INVESTING
ACTIVITIES

Cash of subsidiary at date of              36,173                   -
business acquisition

Purchase of intangibles                     (188)                   -
                                           35,985                   -

CASH FLOWS FROM FINANCING                                           -
ACTIVITIES

Issuance of convertible notes             376,500                   -
payable
                                          376,500                   -

NET INCREASE (DECREASE) IN CASH            45,443                   -

CASH - BEGINNING OF PERIOD                    204                 840

CASH - END OF PERIOD                      $45,647                $840

Noncash Investing and Financing Activities:


On November 15, 1997, the Company acquired GS Telecom Limited, an Isle of Man company, and for which it also issued a $150,000 convertible note. The note was subsequently converted to 14.5 million shares of common stock. The combination has been accounted for as a purchase as follows:

     Net liabilities of subsidiary assumed        $544,268
     Issuance of common stock                      150,000
     Goodwill                                     $694,268

GS TELECOM LIMITED
Condensed  Consolidated Statement of Changes in  Stockholder's  Equity
(Deficit)


                Common  Common   Addi-   Common   Accumu-  Other  Total
                 Stock  Stock    tional  Stock    lated
                Shares  Amount   Paid-in Issuable Deficit
                                 Capital
[S]      [C]        [C]     [C]        [C]     [C]          [C]    [C]


Bal-        278,220    $278   $966,579       -  $(966,653)      $-      $204
ances
July 1,
1997

Conver-
sion     14,500,000  14,500    135,500       -           -       -   150,000
of note
payable
issued
to
stock-
holders
of
acquired
sub-
sidiary

Stock             -       -          -  20,500           -       -    20,500
issuable
for
services
(2,050,000
shares)

Currency          -       -          -       -           -   3,000     3,000
trans-
lation
adjust-
ments

Net loss          -       -          -       -    (238,662)      - (238,662)
(un-
audited)

Bal-     14,778,220 $14,778 $1,102,079 $20,500 $(1,205,315) $3,000 $(64,958)
ances,
Dec-
ember
31,
1997
(Un-
audited)
[/TABLE]

See accompanying notes

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note A - General

     GS Telecom Limited, formerly Teleconferencing Systems
     International, Inc. (the "Company") was incorporated in
     Colorado on December 19, 1983.

     Activities of the company since June 30, 1995 until November 15, 1997, were primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported. On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, by issuance of a $150,000 convertible note payable. The acquired subsidiary had net liabilities of $544,268.
     The   note  payable  was  subsequently  converted  to  14,500,000 shares of common stock which was issued to the acquired company stockholders. The subsidiary's business is to design and market energy saving and home management systems. The assets of the subsidiary also includes Associated Power
     Industries Limited ("API"), who design and manufacture energy savings systems. The subsidiary owns 50% of API and has an option to acquire the remaining 50% ownership interest for three years. Substantially all intercompany transactions have been eliminated in the accompanying consolidated financial statements.

     On January 6, 1998, the board of directors changed the corporations name to GS Telecom Limited and approved a 150-to one reverse split of the issued and outstanding common shares of the Company. All share and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the reverse stock split.

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

     The results of operations for the six months ended December 31, 1997, are not necessarily indicative of the results for the remainder of fiscal 1998.

Note B - Earnings (Loss) Per Share

     Earnings  (loss)  per share of common stock  are  computed  using
     the   weighted  average  number  of  shares  outstanding   during
     each period.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the three month period ended December 31, 1997, compared to same period ended December 31, 1996

      For the quarter ended December 31, 1997, the Company had revenues of $28,477, and gross profit of $9,733. For the same period in 1996, the net sales were $781 with no cost of sales for a gross profit of $781.

      The principal reasons for the increases in operations for the three months ended December 31, 1997, over 1996 are due to the operations of the newly acquired subsidiary GS Telecom, an Isle of Man company which sells energy saving computerized heating controls in Great Britain.

      In quarter ended December 31, 1997, the Company incurred general and administrative expenses of $248,395 resulting in a net loss of ($238,662). For the same period in 1996 were $10,079 in selling, general, and administrative expenses which produced operating loss of ($9,298) and with the extraordinary items, net income of ($9,358).

      The Company lost ($.03) per share in the three month period compared to a nominal loss per share in the same period in 1996.

      RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED DECEMBER 31, 1997 TO SAME PERIOD IN 1996.

Six months  ended  December 31, 1997 compared to same period in 1996.

      Sales for the six months ended December 31, 1997, increased to $28,477 over the $5,779 recorded during the six months ended December 31, 1996. The principal reason for the increase was the acquisition of GS Telecom Limited as an operating subsidiary. The acquisition also resulted in an increase of liabilities of $544,268. In the six month period in 1997, GS Telecom Limited cost of sales were $248,395 for a net operating loss of ($238,662) compared to $10,271 in general and administrative expenses in the same period in 1996 for an operating loss of ($4,492).

Liquidity and Capital Resources

      At period end, the Company had $45,647 cash capital and current assets of $198,984 and total assets (including goodwill of $692,648) of $935,516. The Company had $1,000,474 in current liabilities at period end. The Company will be forced to either borrow against or sell assets or make private placements of stock or debt in order to fund continued operations. No assurance exists as to the ability to make private placements of stock or borrow funds.

      To take advantage of an opportunity to expand its operations into computerized heating controls, the Company, on October 28, 1997, acquired GS Telecom Limited for $694,268 in notes and assumption of debts, and the notes were subsequently converted to 14,500,000 shares of common stock. To finance operations of this acquisition, the Company incurred debt of $376,500 in convertible debentures. As a result of this financing, the Company acquired operations of GS Telecom Limited, as a wholly owned subsidiary.
Management is of the opinion that more funds will be needed to meet the Company's anticipated needs during the ensuing twelve months.

PART II
                       OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Changes in securities - None.

Item 3.   Defaults upon senior securities - None.

Item 4.   Submission of matters to a vote of security holders - None.

Item 5.   Other information -

       GS  Telecom  Limited,  (the  "Company"),  designs  and  markets
proven   hi-tech,   low  cost,  energy  saving  and  home   management
systems.

      The  Company  owns  100%  of  Guardian  Smart  Systems  Limited, which was formed in August 1996 to develop low cost home management systems, and 50% of Associated Power Industries
Limited ("API") which it acquired on August 31, 1997. API is a new company which was formed to facilitate the acquisition of the business of Total Energy Control Systems from the original proprietors, a partnership. The company holds options to acquire the remaining 50% of API which can be exercised as to 12.5% from August 1998 and the balance 12 months later, the exercise price being based upon a price earnings ratio of 7 times. API does business as Total Energy Controls ("TEC"). Its systems are unique, environmentally friendly, energy saving systems, which have been developed over a period of nearly 20 years. They can reduce central heating energy usage and cost and CO2 emissions by 25% or more (a high of 51% has been recorded). The efficacy of the TEC systems is supported by a study currently being completed by Glasgow and Glamorgan Universities. There are 14.5 million homes and about 2 million commercial operations with gas or oil fired central heating systems in the UK alone. The Company estimates that in the western world there are over 200 million such systems. There are over 15,000 systems in use, many of them with blue chip companies who have provided letters of satisfaction. TEC systems are equipped to manage the smallest domestic boiler up to the very largest of commercial boilers and warm air systems.

       Although many systems have been sold, sales were mainly through dealers and the original proprietors did not benefit materially from these sales and they lacked the financial and other resources necessary to develop the business on their own. The acquisition by the company has enabled API to commence marketing its commercial and domestic systems in the last quarter of 1997 and it believes that the sales will reach satisfactory levels by the end of 1998.

       Guardian Smart Systems Limited ("GSS") supplies home management systems which provide the home with low cost, monitored security and care, plus efficiency and economy. Markets which at present are being serviced by more expensive systems. These systems include the domestic version of the Total Energy Control systems which adds an element to the smart home management system which no one else offers, further reducing the cost to the consumer. GSS will start marketing its systems in February 1998.

      With these products the company plans to market low cost, computerized, environmentally friendly energy saving and home management systems. There is an ever increasing demand in the United States for such products and systems as reflected in recent articles in American trade journals.

                  Conversion of Note to Equity

     On January 20, 1998, the holders of a $150,000 promissory note elected to convert said note into 14,500,000 shares of common stock pursuant to the conversion option contained in the note at $.01 per share. The Company issued 14,500,000 shares of stock to the stockholders of the Isle of Man company in cancellation of the debt.

                     Management Information

     The appointment of Messrs. David Innes and Marshal Kaye as directors was effective as of November 25, 1997:

     David Innes, age 63, is a fellow of the Institute of Chartered Accountants in England and Wales. He qualified in 1957. He was a director of ABACA Group, PLC from 1990-1992. From 1992 until 1996, he orchestrated and co-managed the privatization of Elit Ruhagyar Rt, a Hungarian clothing manufacturer. He is the Chairman of his own management consultant company, AKS Management Services, Ltd., since 1975. He has been Director and Chief Executive of GS Telecom Ltd. since June, 1997.

     Marshall Kaye, age 73, obtained a degree in Physics in 1943 and studied toward a further degree in Economics at Oxford
     University.   Mr. Kaye has been the Chairman of Cadmus
     Newsletters, Ltd. in England, publishers of Parliamentary and European government specialized newsletters from 1987 to present. He has been Chairman of Rodney Deitch Associates (England) since 1987, a government relations consultant. In 1995, Mr. Kaye became Chairman of Advanced Valve Technologies in England, a composite value manufacturer. From 1985 to 1991 he was Chairman of G.H. Zeal, Ltd. in England, a manufacturer of thermometers and scientific instruments.

     On January 6, 1998, the Board of Directors appointed Marcia Joslin Bennet, age 49, to the Board of Directors. Ms Bennet has taken courses in Commerce and Banking from the University of Toronto and has taken courses from the Canadian Securities Institute. From 1981 to 1994, she was a director and Executive

Committee Member of Gordon Capital Corporation. Since 1994, she has been Chairman and a Director of Treleven, Ltd. of Bermuda.
She has been a Registered Representative of the NASD and is a Fellow in the Canadian Securities Institute.

                         Reverse Split

     Pursuant to an Information Statement and Notice of Special
Meeting of Shareholders on January 5, 1998, the shareholders approved up to a 150 to 1 reverse split of the issued and outstanding common shares.

                         Name Change

     Further, the shareholders approved the change of name of the corporation to GS Telecom Limited.

     GS Telecom Limited, formerly Teleconferencing Systems International Inc. announce that their first Private Placement of 8% Convertible Loan Notes, due September 30, 2000, was closed in December 1997. The sum raised was $376,500 which was subject to Finder's Fees and Sales Commission of 10%. An additional $63,500 has been subscribed but not paid. The transaction was accomplished to foreign investors pursuant to Regulation S.

     The Holders of these Notes shall have the option to convert one hundred percent (100%) of the original principal amount of the Note issued to the Holder at any time after the 120th day following the date of issue, into shares of the Company's Common Stock at a conversion price equal to the lower of $2 per share or at twenty five percent (25%) less than the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof. Notwithstanding the foregoing, if, after the effectiveness of the Registration Statement or if an exemption is available from registration, the closing bid price of the Company's Common Stock reaches four dollars for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof, the Company shall have the option of forcing conversion up to Fifty Percent (50%) of the original principal amount of the Notes originally issued to the Holder, and if, after such effectiveness, the closing bid price of the Company's Common Stock reaches eight dollars, the Company shall thereafter have the option of forcing conversion up to One Hundred Percent (100%) of the original principal amount of the Notes issued to the Holder.

Item 6.   Exhibits and reports on Form 8-K

          (a)  The following are filed as Exhibits to
          this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K: None.

          (b)  Reports on Form 8-K filed during the
          three months ended December 31, 1997.
          (incorporated by reference):

          8-K filed November 5, 1997

                           Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:    April 15, 1998

                        GS TELECOM LIMITED


                        by:/s/David Innes
                              David Innes, President