Form 10QSB/A
period 1997-12-31
GS TELECOM LTD
filed 1998-04-20
CIK 754435

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


GS TELECOM LIMITED
Condensed  Consolidated Statement of Changes in  Stockholder's  Equity
(Deficit)


                Common  Common   Addi-   Common   Accumu-  Other  Total
                 Stock  Stock    tional  Stock    lated
                Shares  Amount   Paid-in Issuable Deficit
                                 Capital


Balances,   278,220    $278   $966,579       -  $(966,653)      $-      $204
July 1,
1997

Conver-
sion     14,500,000  14,500    135,500       -           -       -   150,000
of note
payable
issued to
stockholders
of acquired
subsidiary

Stock             -       -          -  20,500           -       -    20,500
issuable
for
services
(2,050,000
shares)

Currency          -       -          -       -           -   3,000     3,000
translation
adjustments

Net loss          -       -          -       -    (238,662)      - (238,662)
(unaudited)

Balances,14,778,220 $14,778 $1,102,079 $20,500 $(1,205,315) $3,000 $(64,958)
December
31, 1997
(Unaudited)

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