Form 10QSB
period 1998-03-31
GS TELECOM LTD
filed 1998-05-14
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

         For the quarterly period ended:  March 31, 1998

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

                         Yes  X        No   ____

As of March 31, 1998, there were 14,778,220 shares of common stock, no par value, outstanding.

GS TELECOM LIMITED
Condensed Consolidated Balance Sheet
                                         March 31,1998  June 30, 1997

                                           (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                          $136,375           $204
Accounts Receivable                             43,352              -
Inventories                                     34,303              -
Prepaid Value Added Tax                         15,190              -
Total Current Assets                           229,220            204

PROPERTY AND EQUIPMENT, less of                 37,900              -
accumulated depreciation of $11,089

OTHER ASSETS                                                        -
Goodwill, less accumulated
amortization of $6,530                         687,738              -
Other                                           10,356              -
                                               698,094              -
                                              $965,214           $204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                              $781,774              -
Convertible notes payable                      587,860              -
Accrued interest payable                        14,523              -
Total current liabilities                    1,384,157              -

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value per share;
authorized 100,000,000 shares; issued
and outstanding 14,778,220 and 278,220
shares, respectively
Additional paid-in capital                   1,116,857        966,857
Common stock issuable, 2,050,000 shares         20,500              -
Accumulated deficit                        (1,560,831)      (966,653)
Foreign currency translation adjustments         4,531              -
Total stockholders' (deficit)                (418,943)            204
                                              $965,214           $204
See Accompanying Notes

[CAPTION]

GS TELECOM LIMITED
Condensed Consolidated Statement of Operations
(Unaudited)

                          Three Months Ended          Nine Months Ended
                               March 31                   March 31

                                   1998      1997       1998       1997

NET SALES                       $37,237        $-    $65,714     $5,779

COST OF SALES                     8,068         -     26,840          -

GROSS PROFIT                     29,169         -     38,874      5,779

SELLING, GENERAL AND            384,688     4,279    633,052     14,550
ADMINISTRATIVE

OPERATING LOSS                (355,519)   (4,279)  (594,178)    (8,771)

OTHER INCOME (EXPENSE)                -         -          -          -

LOSS BEFORE EXTRAORDINARY     (355,519)   (4,279)  (594,178)    (8,771)
ITEM

EXTRAORDINARY ITEM -                  -         -          -      1,930
SETTLEMENT AND
EXTINGUISHMENT OF TRADE
PAYABLES

NET LOSS                     $(355,519)   (4,279) $(594,178)   $(6,841)

BASIC AND DILUTIVE NET LOSS
PER COMMON SHARE:

BEFORE EXTRAORDINARY ITEM        $(.02)    $(.02)     $(.07)     $(.03)

EXTRAORDINARY ITEM                    -         -          -        .01

NET INCOME (LOSS)                $(.02)    $(.02)     $(.07)     $(.02)

WEIGHTED AVERAGE SHARES      16,828,220   278,220  8,492,818    278,220



See Accompanying Notes

GS TELECOM LIMITED
Condensed Consolidated Statement of Cash Flows
(Unaudited)
                                      Nine Months        Nine Months
                                         Ended              Ended
                                       March 31,           March 31,
                                            1998                1997
CASH FLOWS FROM OPERATING
ACTIVITIES

Net income (loss)                      $(594,178)            $(6,841)

Adjustments to reconcile net
income (loss) to net cash
provided by operating activities:

Common stock issuable for                  20,500                   -
services

Depreciation and amortization              12,064                   -

Changes in operating assets and
liabilities:

Receivables                                30,039                 531

Inventories                              (26,902)               1,604

Prepaid value added tax                     7,958                   -

Accounts payable                         (78,713)             (7,799)

Payable to related parties                134,083              11,796

Accrued interest payable                   14,523                   -

Other                                         857                 117

                                        (479,769)               (592)


CASH FLOWS FROM INVESTING
ACTIVITIES

Cash of subsidiary at date of              36,173                   -
business acquisition

Purchase of equipment                     (7,905)                   -

Purchase of intangibles                     (188)                   -

                                           28,080                   -


CASH FLOWS FROM FINANCING
ACTIVITIES

Issuance of convertible notes             587,860                   -
payable
                                          587,860                   -

NET INCREASE (DECREASE) IN CASH           136,171               (592)

CASH - BEGINNING OF PERIOD                    204                 840

CASH - END OF PERIOD                     $136,375                $248


See accompanying notes.

[CAPTION]

GS TELECOM LIMITED
Condensed Consolidated Statement of Changes in Stockholder's Equity
(Deficit)

                   Common   Common   Additional   Common    Accumulated   Other
                   Stock    Stock    Paid-in      Stock     Defict
                   Shares   Amount   Capital      Issuable



Balances,            278,220     -      $966,857         -    $(966,653)      $-
July 1, 1997

 Conversion of    14,500,000     -       150,000         -             -       -
  note payable
     issued to
  stockholders
   of acquired
    subsidiary

 Stock issuable            -     -             -    20,500             -       -
  for services
    (2,050,000
       shares)

   Currency                -     -             -         -             -   4,531
   translation
   adjustments

   Net loss                -     -             -         -     (594,178)       -
   (unaudited)

Balances, March   14,778,220    $-    $1,116,857   $20,500  $(1,560,831)  $4,531
31, 1998
(Unaudited)


See accompanying notes

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements
(Unaudited)


Note A - General

     GS    Telecom   Limited,   formerly   Teleconferencing    Systems
     International,   Inc.   (the  "Company")  was   incorporated   in
     Colorado on December 19, 1983.

     Activities of the company since June 30, 1995 until November 15, 1997, were primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported. On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, by issuance of a $150,000 convertible note payable. The acquired subsidiary had net liabilities of $544,268.
     The   note  payable  was  subsequently  converted  to  14,500,000 shares of common stock, which was issued to the acquired company stockholders. The subsidiary's business is to design and market energy saving and home management systems. The assets of the subsidiary also includes Associated Power Industries Limited ("API"), a designer and manufacturer of energy savings systems. The subsidiary owns 50% of API and has an option to acquire the remaining 50% ownership interest for three years. Substantially all intercompany transactions have been eliminated in the accompanying consolidated financial statements.

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

     The  results  of  operations  for the  nine  months  ended  March
     31, 1998, are not necessarily indicative of the results for the remainder of fiscal 1998.

Note B - Earnings (Loss) Per Share

     Earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. All share information and per share data have been retroactively restated for all periods presented to reflect reverse stock splits.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the three month period ended March 31, 1998 compared to same period ended March 31, 1997

       For the quarter ended March 31, 1998, the Company had revenues of $37,237, and gross profit of $29,169. For the same period in 1997, the net sales were $0 with no cost of sales for a gross profit of $0.

      The principal reasons for the increases in operations for the three months ended March 31, 1998, over 1997 are due to the operations of the newly acquired subsidiary GS Telecom, an Isle of Man company which sells computerized energy saving heating controls in Great Britain.

       In   quarter  ended  March  31,  1998,  the  Company   incurred
selling, general and administrative expenses of $384,688 resulting in an operating loss of ($355,519). For the same period in 1997 the company incurred $4,279 of such costs which resulted in an operating loss of ($4,279).

      The Company lost ($.02) per share in the three month period compared to a nominal loss per share in the same period in 1997.

      RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED MARCH 31, 1998 TO SAME PERIOD IN 1997.

Nine months ended March 31, 1998 compared to same period in 1997.

      Sales for the nine months ended March 31, 1998, increased to $65,714 over the $5,779 recorded during the nine months ended March 31, 1997. The principal reason for the increase was the acquisition of GS Telecom Limited as an operating subsidiary. In the nine month period in 1998, GS Telecom Limited's cost of sales, selling, general and administrative expenses were $633,052 for a net operating loss of ($594,178) compared to similar expenses of $14,550 in 1997 which resulted in a net operating loss of ($6,841).

Liquidity and Capital Resources

      At period end, the Company had $136,375 cash capital and current assets of $92,845 and total assets (including goodwill of $687,738) of $965,214. The Company had $1,384,157 in current liabilities at period end. In light of the deficit ($877,461) in current assets and operating capital, the Company will be forced to either borrow against or sell assets or make private placements of stock or debt in order to fund continued operations. No assurance exists as to the ability to make private placements of stock or borrow funds.

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


Item 5.   Other information - None.

Item 6.   Exhibits and reports on Form 8-K

         (a)   The  following  are filed  as  Exhibits  to
               this  Quarterly  Report.   The  numbers  refer  to  the
               Exhibit Table of Item 601 of Regulation S-K: None.

         (b)   Reports  on  Form  8-K  filed  during  the
               three   months  ended  March  31,  1998.  (incorporated
               by reference):

                    January 15, 1998
                    January 24, 1998

                           Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:    May 13, 1998

                    GS TELECOM LIMITED


                    by:/s/David Innes
                          David Innes, President