Form 10KSB
period 1998-06-30
GS TELECOM LTD
filed 1999-03-23
CIK 754435

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 1998
                         Commission file number 0-013313

                               GS TELECOM LIMITED
             (Exact name of registrant as specified in its charter)

            Former Name: Teleconferencing Systems International, Inc.

                        Colorado                       36-3296861
                    (State of incorporation)           (I.R.S. Employer
                                                       Identification No.)

        First Floor Hampton House, 20 Albert Embankment, London, England,
                                   U.K. SE17TJ
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
                                (44) 171 587 3687

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes   X       No
                                -------      --------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     X
                    -----

State issuer's revenues for its most recent fiscal year.

Transitional Small Business Disclosure Format:

                               Yes          X   No
                         ------          -------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998: $9,810,512 based upon the bid price of $2.00.

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1998: 16,828,220.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of this Form 10-K which the document is incorporated: (1) Any annual report to security holders - None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933
- None.

                                     PART 1

Item 1.           Business

GS Telecom Limited, formerly Teleconferencing Systems International, Inc. (the Company) was incorporated in Colorado on December 19, 1983.

Teleconferencing Systems International, Inc. (Company or TSI), a Colorado corporation, was incorporated on December 19, 1983, to design, manufacture, and market a wireless audio teleconferencing system called the TSI Conferencer.

The company became a dealer for Coherent ConferenceMaster Systems in 1991. Coherent's product was a feature rich small room system. For approximately a two year period, Coherent ConferenceMaster Systems provided sales revenue for the company. With the evolution of small room systems available in the industry, another small room system appear in 1993, the Polycom Sound Station. The Company became a dealer for the Polycom Sound Station sold the system in 1994. At fiscal year end 1995, the Company ceased all sales operations.

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

On April 30, 1997, the Company acquired 100% of the common stock of Wilding Services, Inc. to be a wholly owned subsidiary for $1.00 and assumption of approximately $200 in filing fees. On June 29, 1997, the Company Board of Directors elected to spin off in a share distribution pro-rata to its shareholders Wilding Services, Inc. together with the outdated inventory rights to an anticipated contract to sell equipment to Bell South, and Wilding Services, Inc. agreed to and subsequently issued a promissory note for $140,000 to the Company to secure payment of any debts of the Company which might be asserted as a result of its prior operations. The Board resolution provided shareholders of the Company were to receive one share of stock of Wilding for each 50 shares of the Company owned by such shareholder. The resolution has never been submitted to shareholders for approval, although for accounting purposes it was treated as effective June 29, 1997.

On January 6, 1998, the Board of Directors changed the corporation name to GS Telecom Limited and approved a 150 to one reverse split of the issued and outstanding common shares of the Company. All share and per share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the reverse stock slit.

Activities of the company since June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations to creditors and employees as previously reported. On November 15, 1997, the Company acquired an Isle of Man Company (GST), also named GS Telecom Limited, by issuance of a $150,000 convertible note payable.

The acquired subsidiary had net liabilities of $544,268. The note payable was subsequently converted to 14,500,000 shares of common stock, which was issued to the acquired company stockholders.

The assets of the subsidiary, GST, also included Associated Power Industries Limited (API), a designer and manufacturer of energy savings systems. GST owns 50% of API and has an option to acquire the remaining 50% ownership interest for three years.

GST also owned two subsidiary companies both of which were wholly owned:

Guardian Smart Systems Limited (GSS) whose business is to design and market domestic energy savings and home management systems and Total Energy Controls (Commercial) Limited (TECC) whose business was to market and install energy savings devices for commercial installations such as offices, apartment blocks, nursing homes, small care centers, car showrooms, etc.

Substantially  all  intercompany   transactions  have  been  eliminated  in  the
accompanying consolidated financial statements.

Due to a combination of factors including lack of working capital none of these companies was successful in establishing their businesses commercially and the above two wholly owned subsidiaries were effectively closed down at June 30, 1998. All trading was ceased and all staff terminated shortly thereafter in accordance with their contracts. All amounts of obligations incurred as a result of all of these unsuccessful commercial operations have been reflected in the attached accounts under closing down costs of $140,099.

In addition, the Directors consider it prudent to provide fully for possible loss on the investment in API and for goodwill cost of the subsidiaries closed down.

At the date of this report there remains the obligation to discharge the accounts payable and other payables of the three companies; GST and the two wholly owned subsidiaries, which it is planned, will be done through funds raised by new share subscriptions. Originally this capital was scheduled to be raised under the Financial Services Agreement signed with djLimited on June 15, 1997.

Pursuant to this Agreement an amount of $376,500 was raised on November 20, 1997 for working capital by a Private Placement of 8% Convertible Loan Notes, due September 30, 2000. An additional $63,500 has been subscribed but not paid. The transaction was accomplished to foreign investors pursuant to Regulation S. Subsequently this Agreement was terminated by GST on August 12, 1998.

The Holders of these Notes have the option to convert one hundred percent (100%) of the original principal amount of the Note issued to the Holder at any time after the 120th day following the date of issue, into shares of the Company's Common Stock at a conversion price equal to the lower of the $2 per share or at twenty-five percent (25%) less than the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof. Notwithstanding the foregoing, if, after the effectiveness of the Registration Statement or if an exemption is available from registration, the closing bid price of the Company's Common Stock reaches four dollars for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof, the Company shall have the option of forcing conversion up to Fifty Percent (50%) of the original principal amount of the Notes originally issued to the Holder, and, if, after such effectiveness, the closing bid price of the Company's Common Stock reaches eight dollars, the Company shall thereafter have the option of forcing conversion up to One Hundred Percent (100%) of the original principal amount of the Notes issued to the Holder. The notes were called in default in August 1998, but on December 16, 1998, a written extension was agreed between noteholders and the Company.

The Company has recently redefined its focus as a high-tech development and marketing company, engaged in identifying, developing, and marketing innovative technology. Historically, the Company had focused primarily on the development, sale and installation of ecological energy saving technology through its subsidiaries and associate companies. However, the new management of the Company recognized that its development program lagged behind competitors' advances, and during the fourth quarter of 1998, new management commenced a restructuring process which culminated on January 6, 1999, at which time GS Telecom embarked upon negotiations for the strategic acquisition of targeted technologies with a view to developing technology for the telecommunication and e-commerce business sectors.

During the fourth quarter of 1998 and the first quarter of 1999, the Company's management reorganized and effected negotiations to make a number of acquisitions subsequent to the securement of private financing in order to increase the technology base, acquire high-tech products with short term sales revenue capability and create an infrastructure capable of handling the unification of the acquired technologies toward the objective of operating a unique and proprietary high-tech telecommunication and e-commerce network on a world-wide basis.

The Company's long term objectives via a series of strategic resolutions are:

(1) Interests in API and the wholly-owned subsidiaries, GSS and TECC are to be sold and all legally incurred debt of the wholly owned subsidiaries repaid. This will facilitate an undiluted focus on the business objective of the Company, which is the development of a proprietary and licensed telecommunication and e-commerce network;

(2) The facilitation of an underwriting of the Company's securities--to facilitate technology acquisition, growth and expansion;

(3) The investment in organizational and expansion costs by the Company in its new investments --providing the Company with a secure base to grow its revenues from this point forward;

(4) The implementation of an aggressive Internet platform for the direct offering of the Company's future products and services to end users --this allows the current infrastructure to evolve into a fully integrated direct access Internet network; and

(5) The issuance of territorial/industry sector exclusive and non-exclusive licenses for select Company technologies and products.

Status of Products

None:

Competition

None.

Raw Materials

None.

Customer Dependence

None.

Patents, Trademarks, and Licenses

None.

Government Approval.

None pending.

Governmental Regulations

None.

The Company has not been involved in any bankruptcy, receivership, or similar proceeding during its existence.

Research and Development

The Company spent $0 on research and development activities during the fiscal years ended June 30, 1997 and 1998.

Environmental Regulations

Compliance with federal, state, and local provisions regulating the discharge of the materials into the environment does not have any material effect on the capital expenditures, earnings, and competitive position of the Company.

Employees

Effective as of June 30, 1998, as a result of the dismissal of all employees of the subsidiaries, the Company had no employees. As a result of contract terms, certain employees were paid up to September 1998.

On February 19, 1998 and on March 31, 1998, the Company received and accepted a loan of $212,400 repayable on demand.

In July 1998, Mr. David Innes resigned as Chairman, President, and Chief Executive and remained as a Director until October 1998.

Mr. Gordon Bliss acted as Chairman, President, and Chief Executive until October 1998 when he resigned.

Mr. Marshall Kaye acted as a Director until July 1998 when he resigned.

Dr. Steven Gillam, appointed in October 1998, is currently Chairman, President, and Chief Executive.

Mr. Andrew Castle appointed in October 1998, is currently a Director.

Mr. Gary Botha, currently a Director, was appointed in July 1998.

Ms. Joslin Bennett, currently a Director was appointed in January 1998.

Item 2.           Property

         The Company does not have any formal offices at year end. During the year ended June 30, 1998 records were maintained and mail received at 33 Great James Street, London WC1N 3HB. Records are now maintained and mail received at First Floor Hampton House, 20 Albert Embankment, London, England, U.K. SE1 7TJ. The company owns no real property.

Item 3.           Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at June 30, 1998.

Item 4.           Submission of Matters to a Vote of Security
                  Holders

         On January 6, 1998, the Company submitted a proposal to shareholders for a reverse split of the issued and outstanding shares on the basis of one new share for each 150 shares issued and outstanding. The proposal was approved by the shareholders. Also, at such date, the shareholders approved a name change to GS Telecom, Limited.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                  Year Ended June 30, 1998            High             Low

                  First quarter                        .00              .00
                  Second quarter                       .00              .00
                  Third quarter                       2.00              .00
                  Fourth quarter                      2.87             2.00

                  Year Ended June 30, 1997            High             Low

                  First quarter                        *                *
                  Second quarter                       *                *
                  Third quarter                        *                *
                  Fourth quarter                       *                *

                  Year Ended June 30, 1996            High             Low

                  First quarter                        *                *
                  Second quarter                       *                *
                  Third quarter                        *                *
                  Fourth quarter                       *                *

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of June 30, 1998, there were 400 (approximately) record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  Financial Condition and Changes in Financial
                  Condition

Operations were conducted, in the fiscal year ended June 30, 1998, which resulted in a loss for the year, after write-offs and closing down costs, of ($1,753,524).

The Company at year end had no capital, no cash, and other assets of $20,247. Current liabilities exceeded assets by $1,565,641. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Results of Operations For Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

General and administrative for the years ended June 30, 1998 and 1997 were $826,397 and $18,441 respectively. Losses on operations before other items were ($895,611) in 1998 and ($12,302) in 1997.

Other items were written off in the financial statements because the businesses have been discontinued as follows:

Provision for Loss on the Investment in API                ($242,447)
Write off of Goodwill or excess of purchase
price over book value of assets acquired
in purchase of GST                                         ($475,367)

Provision for Discontinued Operations
subsidiaries                                               ($140,099)

Revenues for the year ended June 30, 1998 were $12,409 compared to revenues for the same period in 1997 of $6,139.

The net loss for the year ended June 30, 1998 was ($1,753,524) after the written off items of ($857,913). For the year ended June 30, 1997 the net income was $134,203 after $146,545 of extraordinary income.

Loss per share for year ended June 30, 1998 was ($.110) and ($.216) per share, before and after the write-offs respectively, compared to ($.04) and 0.0 cents per share for the year ended June 30, 1997.

The management of the Company does not believe that inflation has had any material effect on the Company during the year ended June 30, 1998.

Y2K Compliance

At June 30, 1998, the Company had no systems which would be affected by a Y2K problem, which had not been previously corrected in software.

Results of Operations for Year Ended June 30, 1997 Compared to June
30, 1996

The Company ceased teleconferencing sales operations in June 1995. Small collections of income occurred in the year ended June 30, 1997 in the amount of $6,139, which compared to revenues for the year ended June 30, 1996, of $50,327. This amounted to a decrease of 88% in revenues.

The Company had a cost of sales of $0 for the year ended June 30, 1997, compared to cost of sales of $4,343 in year ended June 30, 1996. General and administrative for the years ended June 30, 1997 and 1996 were $6,441 and $9,787 respectively.

The operating losses for years ended June 30, 1997 and 1996 were ($302) and ($3,803), respectively. Total losses before extraordinary items were ($12,302) in 1997 and ($11,684) in 1996. The net income for the year ended June 30, 1997 was $134,243 after extraordinary income of $146,545 due primarily to settlement and extinguishment of trade and related party obligations. For the year ended June 30, 1996, the net loss was ($5,904) after $5,780 of miscellaneous income.

Loss per share for year ended June 30, 1997 was $0 per share, compared to approximately $0 per share for year ended June 30, 1996, before and after extraordinary items.

The Company had cash of $204 at June 30, 1997 and no other liquid assets.

During the course of the fiscal year ended June 30, 1997, the company's outstanding debt level decreased to $0 from $141,502 in fiscal year ended June 30, 1996 due to spin off of possible future business contracts, assets, and liabilities into a subsidiary, Wilding Services, Inc.

Working capital decreased from $204 at June 30,1996 to a deficit of ($1,565,641) at June 30, 1997.

Capital Resources

None.

The Company had no known material commitments for capital expenditures at June 30, 1998 other than accounts payable and notes coming due. The Company has no additional plans, agreements, or commitments concerning any transaction which would require the Company to use a significant amount of capital. The Company had no sources of capital at year end.

Item 7.           Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-11.

Item 8.           Changes in and Disagreements on Accounting and
                  Financial Disclosure

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

The audit report by Oatley  Bystrom and Hansen for the years ended June 30, 1998
and  1997,   contained  an  opinion  which   included  a  paragraph   discussing
uncertainties related to continuation of the Registrant as a going concern.

The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the going concern qualification specified above.

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of date of this report, are as follows:

          Name                   Age            Position

Dr. Steven Gillam*                46           Chairman of the Board,
                                               President, and Chief Executive
                                               Officer

Andrew Castle*                    47           Director

Joslin Bennett                    49           Director

Gary Botha*                       57           Director

David Innes                       63           Former Chairman, President, and
                                               Chief Executive (resigned
                                               October 1998)

Gordon Bliss                      54           Director (resigned October
                                               1998)

Marshall Kaye                     73           Director (resigned July 1998)

* Appointed after June 30, 1998

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

Management Experience

David Innes, age 63, is a fellow of the Institute of Chartered Accountants in England and Wales. He qualified in 1957. He was a director of ABACA Group, PLC from 1990-1992. From 1992 until 1996, he orchestrated and co-managed the privatization of Elit Ruhagyar Rt, a Hungarian clothing manufacturer. He is the Chairman of his own management consultant company, AKS Management Services, Ltd., since 1975. He was Director and Chief Executive of GS Telecom Ltd.
from June, 1997 to July 1998.

Marshall Kaye, age 73, obtained a degree in Physics in 1943 and studied toward a further degree in Economics at Oxford University. Mr. Kaye has been the Chairman of Cadmus Newsletters, Ltd. in England, publishers of Parliamentary and European government specialized newsletters from 1987 to present. He has been Chairman of Rodney Deitch Associates (England) since 1987, government relations consultant. In 1995, Mr. Kaye became Chairman of Advanced Valve Technologies in England, a composite value manufacturer. From 1985 to 1991, he was Chairman G.H. Zeal, Ltd. in England, a manufacturer of thermometers and scientific instruments.

Gordon Bliss, age 54 was appointed to the Board of Directors in May 1998. Mr. Bliss received his management training and experience with Smith & Nephew and Brown & Polson and subsequently worked in the financial services industry for nearly 30 years. In 1992 he joined C.E Heath Plc. the international brokerage as Senior Consultant. In 1997 he joined Heywood Collins as a Financial Services Advisor.

Marcia Joslin Bennet, age 49, was appointed January 6, 1998 to the Board of Directors. Ms. Bennet has taken courses in Commerce and Banking from the University of Toronto and has taken courses from the Canadian Securities Institute. From 1981 to 1994, she was a director and Executive Committee Member of Gordon Capital Corporation. Since 1994, she has been Chairman and a Director of Treleven, Ltd. of Bermuda. She has been a Registered Representative of the NASD and is a Fellow in the Canadian Securities Institute.

Dr. Steven Gillam, age 46, became Chairman, President, CEO, and a Director of the Company in October 1998. He has been Chairman of Jectabor Limited since 1987. He is founding director of North Derbyhire Doctors Limited. He has been a practicing physician since 1979. He received his education with a Doctorate from St. George's Hospital Medical School in London in 1975. He is Chairman of Manex Entertainment, Manex Visual Effects, and Manex Studios businesses which he co-founded since 1997.

Andrew Castle, age 46, became a Director of the Company in October 1998. He received his education at Kings College with an LLB degree in 1975. He has been Chief Executive of Manex Group since 1998. He acted as Acquisitions Director for Grand Heritage Hotels Group in 1998. He has been a corporate consultant to Fox Brooks Marshall, a Manchester U.K. law firm since 1993. Prior to 1993, he was a practicing solicitor in the U.K. He has been a Director of Manchester Exchange Trust LTD since 1998, a Director of Manchester Exchange Investment Company since 1998, a director of Manex Brokers, Ltd, and Manex Investments and Manex Corporate Services since 1998.

Gary Botha, age 57, was appointed as a Director in July 1998. Mr. Botha received his education in at Glenwood High School and Natal University with a degree in Accountancy in 1963. He was a partner with Whinney Murray & Co., Chartered Accountants (now Ernst & Young) from 1973 to 1977. From 1977 to 1982, he was Finance Director of AW Galadari (Holdings) Limited of Dubai and Singapore. From 1983 to 1986, he was Chief Executive Officer of Asian Real Estate Development, Inc. Since 1987, he has been a private business consultant in the U.K.

Section 16(a) of the Securities  Exchange Act of 1934, as amended (the Exchange
Act), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       David Innes                   President and Director (at June
                                                30, 1998) - owner of more than
                                                10% of the common stock

         b.       Gordon Bliss                  Director

         c.       Joslin Bennett                Director

         d.       Marshall Kaye                 Director

         2. For each person, listed by subparagraph letter above:

Number of late               Number of                        Known failures
reports                      transactions not                 to file forms
                             reported on a
                             timely basis

a.       3                   January 1998-1                   Forms 3,4, and 5

b.       2                   unknown                          Forms 3 and 5

c.       2                   unknown                          Forms 3 and 5

d.       2                   unknown                          Forms 3 and 5

Item 10.          Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended June 30, 1998. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                      Annual Compensation                                      Awards
Name and              Year         Salary           Bonus           Other Annual               Restricted                Securities
Principal                          ($)              ($)             Compensation               Stock                     Underlying
Position                                                            ($)                        Award(s)                  Options/
                                                                                               ($)                       SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
David Innes,          1998         0                0               0                          0                         **
President(1)
                    ---------------------------------------------------------------------------------------------------------------
                      1997         0                0               0                          0                         0
                    ---------------------------------------------------------------------------------------------------------------
                      1996         0                0               0                          0                         0


(1)      Resigned as of October 1998.

** Restricted common stock shares totalling 2,912,228 (for himself, family and affiliates) were issued for $.0103 per share in January 1998. (See Certain Relationship and Related Transactions.)

         Option/SAR Grants Table (None)

Aggregated  Option/SAR  Exercises in Last Fiscal Year an FY-End Option/SAR value
(None)

          Long Term Incentive Plans - Awards in Last Fiscal Year (None)

            DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED JUNE 30, 1998

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                    Cash Compensation                                   Security Grants
                                                        Meet                                  Number of             Number of
                                   Annual               -ing         Consulting               Shares                Securities
                                   Retainer             Fees         Fees/Other               (#)                   Underlying
Name                               Fees ($)             ($)          Fees ($)                                       Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------------
A. Director                        0                    0            0                        4,255,399             0
David Innes                                                                                   (1)(2)
B. Director                        0                    0            0                           24,736             0
Gordon Bliss
C. Director                        0                    0            0                        0                     0
Joslin Bennett
D. Director                        0                    0            0                        0                     0
Marshall Kaye                      0                    0            0                           24,736             0



Item 11.          a.       Security Ownership of Certain Beneficial
                           Owners and Management

(1)      1,057,015 were purchased at $.01 per share.

(2) 4,255,399 shares when combined with his beneficial ownership of CCS Corporate Services, Ltd and CCS Secretaries, Ltd.

         The following table sets forth information, as of June 30, 1998, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


      Stock      Names and Address                               Beneficial                Percent
Title of Class   of Beneficial Owner                             Ownership                of Class

Common               Investco(1)                                 5,738,546                 34.1%
                     Bourne Concourse
                     Peel Street
                     Ramsey
                     Isle of Man IM8 1JJ
                     British Isles

Common               Riyadh Trust Limited(2)                     1,879,547                 11.2%
                     2 New Road
                     Howth Summit
                     Howth
                     Ireland

Common               CCS Corporate                               1,696,900                 10.1%
                     Services, LTD(3)
                     Bourne Concourse
                     Peel Street
                     Ramsey
                     Isle of Man IM8 1JJ
                     British Isles

Common               CCS Secretaries, Ltd(4)                     1,501,484                  8.9%
                     Bourne Concourse
                     Peel Street
                     Ramsey
                     Isle of Man IM8 1JJ
                     British Isles


(1) Beneficially owned by Investco represented by M.J. Stevenson, Trustee for a group of non-U.S. Citizens.

(2) Beneficially owned by The Riyadh Trust Limited, represented M.J. Stevenson, Trustee for numerous non-U.S. citizens.

(3)  Beneficially owned by David Innes, Director, and Atul Sharma

(4)  Beneficially owned by David Innes, Director

Beneficially owned by a number of Other Private Shareholders.

                  b.       Security Ownership of Management (Continued)

         The following table sets forth information, as of June 30, 1998, with respect to the management ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.


      Stock        Names and Address                         Beneficial                Percent
Title of Class     of Beneficial Owner                       Ownership                 of Class
Common               David Innes                             1,057,015                 6.2%
                     (Resigned 10/98)                        (4,255,399 shares or
                     Flat 2 Whitehall                        25.2% when combined
                     9/11 Bloomsbury Square                  with shares shown in
                     London WC1A 2LP                         notes (3) & (4)
                     England                                 in Item 11a above)

Common               Gordon Bliss                               24,736                0.14%
                     (Resigned 10/98)
                     11 Springs Gardens Court
                     79 Vauxhall Walk
                     London SE11 5HX

Common               Joslin Bennett                                  0                   0%
                     (Appointed 1/98)
                     Belair
                     21 Midelle Road
                     Warwick, Bermuda
                     WK 04

Common               Marshall Kaye                               24,736               0.14%
                     Hampton
                     Coombe Ridings
                     Kingston upon Thames
                     Surrey KT2 7JT

All Directors and Officers as a Group (four persons)                                  16.9%*


* 25.48% when beneficial ownership of other entities by David Innes are included.


Item 12.          Certain Relationships and Related Transactions

The   Company    paid    management    fees   to   an   entity    owned   by   a
stockholder/director/officer of the Company, David Innes, totaling $0 for 1998 and $12,000 for fiscal year 1997.

The   Company    paid    management    fees   to   an   entity    owned   by   a
stockholder/director/officer of the Company totaling $12,000 in fiscal 1997.

Rent
During fiscal year 1998 and 1997, the Company rented no facilities from affiliates.

Indebtedness of Management. No director or executive officer of the Company and no associate of any such director or executive officer was indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1. Reports on Form 8-K: Incorporated by Reference to filing dates:

                           July 8, 1997
                           July 14, 1997
                           November 14, 1997
                           January 16, 1998
                           January 22, 1998

                  2.       Exhibits:


                                            INDEX
                                                   Form 10-K
Regulation                                         Consecutive
S-K Number     Exhibit                             Page Number

3.1            Articles of Incorporation           *Incorporated by reference to
                                                   Registration Statement
                                                   #2-87742-D

3.2            Bylaws                              *Incorporated by reference to
                                                   Registration Statement
                                                   #2-87742-D

3.3            Articles of Amendment to            p. 21,22
               Articles of Incorporation

27.1           Financial Data Schedule             F-12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GS TELECOM, LIMITED
                                            (Registrant)

Date: ______________

                                            ------------------------------------
                                            __________________, Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            GS TELECOM, LIMITED
                                            (Registrant)

Date: ______________

                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director


                                            ------------------------------------
                                            Director

                                               OATLEY BYSTROM & HANSEN
                                            A Professional Corporation of CPA's
                                            6061 South Willow Drive,  Suite 230
                                             Greenwood Village, Colorado  80111
                                            (303) 770-8383 o Fax (303) 721-6925

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

March 17, 1999

To the Board of Directors
GS Telecom Limited
Denver, Colorado

We have audited the accompanying consolidated balance sheet of GS Telecom Limited as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GST Limited, a wholly owned Isle of Man subsidiary, which financial statements reflect all of the assets and revenues of the 1998 consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GST Limited as of June 30, 1998 and for the year then ended is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of GS Telecom Limited at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses and has substantial working capital and stockholders' deficits as of June 30, 1998. At June 30, 1998, the Company had no substantial product, services or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





OATLEY BYSTROM & HANSEN

                                 STEIN RICHARDS
                             CHARTERED ACCOUNTANTS
10 London Mews, London, W2 1HY Tel: +44(0) 171 402 2176 Fax: +44(0) 171 724 4529


REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

16th March 1999



To the Board of Directors
GS Telecom Limited
Denver, Colorado


We have audited the accompanying consolidated balance sheet of GST Limited (Isle of Man) as of June 30, 1998 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of GST Limited (Isle of Man) at June 30, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company has incurred significant recurring losses and has substantial working capital and stockholders' deficits as of June 30, 1998. At June 30, 1998, the Company had no substantial product, services or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Other than specific provisions included in the accounts, the financial statements do not include any adjustments or reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the out come of this uncertainty.




                                                  STEIN RICHARDS
                                                  Chartered Accountants
                                                  Registered Auditors

                     Martin Stein FCA      Robert Nissen ACA

Registered to carry on audit work and authorised to carry on investment business by the Institute of Chartered Accountants in England and Wales.


GS TELECOM LIMITED
CONSOLIDATED BALANCE SHEET
                                                                                June 30,
                                                                           1998            1997
ASSETS

CURRENT ASSETS
        Cash                                                               $-              $     204
        Accounts receivable                                                     3,938              -
        Prepaid and other current assets                                       16,309              -
                Total current assets                                         $ 20,247      $     204


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Convertible and demand notes payable                                 $588,900      $       -
        Accounts payable                                                      695,519              -
        Payable to affiliates and related parties                             288,048              -
        Accrued interest payable                                               23,712              -
        Bank overdraft                                                          1,378              -
                Total current liabilities                                   1,597,557              -

STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock, no par value; 100 million shares authorized:
                16,828,414 and 278,220 shares issued and outstanding,
                respectively                                                1,137,357        966,857
        Accumulated deficit                                                (2,720,177)      (966,653)
        Foreign currency translation adjustments                                5,510              -
                Total stockholders' (deficit)                              (1,577,310)           204

                Total liabilities and stockholders' equity (deficit)          $20,247           $204


                                       See accompanying notes

GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 Year Ended June 30,
                                                            1998            1997
NET SALES                                                   $65,431          $6,139

COST OF SALES                                              (134,645)              -

        Gross income (loss)                                 (69,214)          6,139

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                 826,397          18,441

                Loss from continuing operations            (895,611)        (12,302)

DISCONTINUED OPERATIONS:
  Discontinued operations                                  (140,099)              -
  Write-off investment in unconsolidated subsidiary        (242,447)              -
  Write-off goodwill of consolidated subsidiaries          (475,367)              -

    Loss from discontinued operations                      (857,913)              -

    Loss before extraordinary item                       (1,753,524)        (12,302)

EXTRAORDINARY ITEM -
  SETTLEMENT AND EXTINGUISHMENT OF TRADE DEBT
   AND RELATED PARTY AMOUNTS PAYABLE                              -         146,545

NET INCOME (LOSS)                                       $(1,753,524)       $134,243




BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

  (LOSS) FROM CONTINUING OPERATIONS                          $(0.11)         $(0.04)

  (LOSS) FROM DISCONTINUED OPERATIONS                         (0.11)              -

  EXTRAORDINARY ITEM                                              -            0.52

  NET INCOME (LOSS) PER SHARE                                $(0.22)          $0.48


  WEIGHTED AVERAGE SHARES OUTSTANDING                     8,124,053         278,220


                                    See accompanying notes.

GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                           Year Ended June 30,
                                                                      1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $(1,753,524)        $134,243
   Ad provided by operating activities

      Write-off investment in unconsolidated subsidiary              242,447                -
      Write-off goodwill of consolidated subsidiaries                475,367                -
      Common stock issued for services                                20,500                -
      Depreciation and amortization                                   52,380                -
      Changes in operating assets and liabilities:
         Receivables                                                  (3,938)             576
         Inventories                                                       -            5,851
         Prepaid and other current assets                            (16,309)             196
         Accounts payable                                            695,519         (120,795)
         Accrued interest payable                                     23,712                -
         Bank overdraft                                                1,378                -
      Net cash flows from (used for) operating activities           (262,468)          20,071

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                              (44,947)               -
  Investment in unconsolidated subsidiary                           (242,447)               -
  Investment in consolidated subsidiaries                           (332,800)               -
         Net cash flows (used for) investing activities             (620,194)               -

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from (repaid to) affiliates and related parties           288,048          (20,707)
  Issuance of convertible and other notes payable                    588,900                -
         Net cash flows (used for) from financing activities         876,948          (20,707)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                5,510                -

NET INCREASE (DECREASE) IN CASH                                         (204)            (636)

CASH AT BEGINNING OF YEAR                                                204              840

CASH AT PERIOD END OF YEAR                                                $-             $204


SUPPLEMENTAL DISCLOSURES:
  Net interest paid                                                  $24,119               $-
  Non-cash investing and financing activities:
         Note payable issued stockholders of acquired subsidiary     150,000                -


                                    See accompanying notes.

GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Common Stock              Accumulated
                                                Shares          Amount             Deficit
Balances at July 1, 1996                         278,220        $966,857      $(1,100,896)

   Net income                                          -               -          134,243

Balances at June 30, 1997                        278,220         966,857         (966,653)

   Conversion of note payable issued to
     stockholders of acquired subsidiary      14,500,000         150,000                -

   Issuance of fractional shares from fiscal
     1997 reverse stock split                        194               -                -

   Stock issued for services                   2,050,000          20,500                -

   Net (loss)                                          -               -       (1,753,524)

Balances at June 30, 1998                     16,828,414      $1,137,357      $(2,720,177)


                                    See accompanying notes.

GS Telecom Limited
Notes to Consolidated Financial Statements

Note A - Organization and Business

Organization and Nature of Business
-----------------------------------
GS Telecom Limited, formerly Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983. Activities of the Company from June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations owed creditors and employees as previously reported.

On November 15, 1997, the Company acquired an Isle of Man company; also named GS Telecom Limited (later changed to GST Limited - "GST"), by issuance of a $150,000 convertible note payable. GST, the acquired subsidiary, had net liabilities of $544,268. The note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders, some of whom (David Innes) were related parties.

The assets of the GST subsidiary also included Associated Power Industries Limited ("API"), an U.K. designer and manufacturer of energy savings systems. GST owns 50% of API with an option to acquire the remaining 50% ownership interest for three years beginning September 1, 1998. The investment in API has been accounted for using the equity method, since the Company had insufficient board representation or other control attributes involving API. During year ended June 30 1998, Management elected to write- off its investment in API, $242,447, as a result of API's continued operating losses.

GST also has two U.K. wholly owned subsidiaries: Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). GSS' business is the design and marketing of domestic energy savings and home management systems and TECC's business is to market and install commercial energy saving devices. Mainly due to a lack of working capital, neither GSS nor TECC was successful, and Management elected, effective June 30, 1998, to discontinue operations. Accordingly, the Company has taken steps and adopted a plan to pay obligations owed employees and others, resulting in an estimated loss from discontinued operations of $140,099, and expensed un-amortized goodwill totaling $475,367.

Going Concern Considerations
----------------------------
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has substantial working capital and stockholders' deficits as of June 30, 1998.

At June 30, 1998, the Company had no substantial product, services or properties and required significant additional financing to satisfy outstanding obligations and to commence operations. Management's plans to address these matters include private placements of stock, obtaining short-term loans, and seeking suitable joint venture relationships in technology and e-commerce fields of business.

GS Telecom Limited
Notes to Consolidated Financial Statements

Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since June 30, 1998 the Company has entered into an agreement to acquire for common stock of the Company, software ownership interests in software and special effects production companies (see Note I).

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The financial statements include the accounts of GS Telecom Limited, GST Limited, Guardian Smart Systems Limited and Total Energy Controls (Commercial) Limited. All significant inter-company transactions and balances have been eliminated.

Use of Estimates
----------------
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are accrual of costs of discontinued operations, assessment of realization of goodwill and investments, useful asset lives for depreciation and amortization, and valuation of stock of issued for services and deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

Foreign Currency
----------------
The financial statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the stockholders' equity section of the consolidated balance sheet. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted average exchange rate for the period. Gains and losses on currency transactions (denominated in currencies other than the local currency) are reflected in the statement of consolidated operations.

GS Telecom Limited
Notes to Consolidated Financial Statements

Revenue Recognition
-------------------
Sales are recognized when products are shipped. Sales generally are on an open account basis, subject to credit limits.

Property, Plant and Equipment
-----------------------------
Property, equipment and vehicles are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

                    Equipment           4 years
                    Vehicles            4 years
                    Office equipment    4 years

On June 30, 1998, substantially all operations of the Company's subsidiaries were discontinued and the remaining net costs of depreciable assets were charged off. Accordingly, depreciation expense recorded in fiscal 1998 and 1997 was $44,947 and none, respectively.

Goodwill
--------
Goodwill arose from the acquisition of GST in fiscal 1998 for assumption of net liabilities totaling $332,800 and issuance of a $150,000 convertible note payable to stockholders of the subsidiary. Prior to June 30, 1998, goodwill was being amortized over 40 years on a straight-line basis. As of June 30, 1998, Management elected to discontinue the operations of GST, and accordingly, write-off the $475,367 unamortized cost of the goodwill.

Income Taxes
------------
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities (see Note D).

Statement of Cash Flows Information & Supplemental Non-Cash Financing Activities
--------------------------------------------------------------------------------
Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

GS Telecom Limited
Notes to Consolidated Financial Statements

Basic Earnings (Loss) Per Share
-------------------------------
Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible notes payable.

The basic and the dilutive earnings per share are the same in fiscal 1998 since the Company had a net loss and the inclusion of the effect of the convertible notes issued in 1998 would be anti-dilutive.

Concentrations
--------------
Substantially all operations of the Company were conducted in the U.K. in fiscal 1998.

Note C - Notes Payable

Unsecured 9% notes payable to an individual
dated February 19, 1998 and March 31, 1998,
payable on demand.                                                   $212,400

8% convertible notes payable issued November
20, 1997, due September 30, 2000. The notes
are classified as a current liability because
the Company has subsequently agreed to repay
the obligations upon receipt of anticipated
funding in fiscal 1999.                                               376,500
                                                                    ---------

                                                                     $588,900

Note D - Income Taxes

As a result of the substantial change in ownership of the Company arising from the issuance of 14.5 million shares of common stock in November 1997, the Company's net operating loss carryforward became limited to the estimated value of the stock issued. As of June 30, 1998 the accumulated net operating loss carryforward totals approximately $150,000 that may be offset against future taxable income, if any. The loss carryforward expires in varying amounts from 2003 through 2013.

A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforward because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $22,500 of the loss carryforward has been offset by a valuation allowance of the same amount, a decrease of $87,500 in 1998.

Note E - Stockholders' Equity

Stock-Split
-----------
On January 6, 1998, the board of directors approved a 150-to one reverse split of the issued and outstanding common shares of the Company. All share and per

GS Telecom Limited
Notes to Consolidated Financial Statements

share amounts have been retroactively restated in the accompanying financial statements to reflect the effect of the reverse stock split.

Conversion of Note Payable
--------------------------
On November 15, 1997, the Company acquired GST by issuance of a $150,000 convertible note payable to GST stockholders. On January 6, 1998, the $150,000 note payable was converted into 14,500,000 shares of common stock (approximately $.01 per share).

Stock Issued for Services
-------------------------
On February 10, 1998, the Company issued 2,050,000 shares of common stock registered on Form S-8 to two individuals (holders of note payable from the Company) for services related to the reorganization of the Company. The value of the services were estimated at $20,500 ($.01 per share).

Convertible Notes Payable
-------------------------
The convertible note holders have the option to convert the original principal amount of the notes (a total of $376,500) into common stock at the lower of $2 per share or 75% of the average closing bid price of the stock for trading five days prior exercise. Notwithstanding the foregoing, if, after the effectiveness of a registration statement or if an exemption is available from registration, the closing bid price of the common stock reaches $4 per share for five consecutive trading days, the Company has the option to require conversion of up to 50% of the original principal, and if the closing bid price reaches $8 per share, the Company has the option of requiring conversion of all of the original principal.

Note F - Related Party Transactions

The   Company    paid    management    fees   to   an   entity    owned   by   a
stockholder/director/officer of the Company totaling $12,000 in fiscal 1997.

Certain companies owned by David Innes, an officer and Director, and members of his family and others, received stock by purchase and through note conversion totaling 4,255,399 shares of the Company in 1998. The proporationate ownership of the private companies holding the shares is not known and has not been disclosed to the Company. Mr. Innes received shares as part of the note conversion for the acquisition of GS Telecom of the Isle of Man.

Note G - Commitments

The Company leases its present office on a month-to-month basis at $1,000 per month. Rental expense for offices and related facilities in fiscal 1998 and 1997 was $25,171 and none, respectively.

Note H - Fair Value of Financial Instruments

The carrying amounts for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

GS Telecom Limited
Notes to Consolidated Financial Statements

Note I - Events Subsequent to June 30, 1998 (Unaudited)

In September 1998, the Company entered into a reverse merger agreement to acquire Masstech, Inc., a Delaware corporation. Subsequently, the merger agreement was modified to provide for the Masstech' software and intangible property rights ("IPR") for $150,000 in the form of 6.6 million shares of common stock of the Company (approximately $.23 per share). In addition, two principals of Masstech, Dr. Steven Gillam and Mr. Andrew Castle, agreed to sell to the Company for 48.4 million shares of common stock of the Company, their 15% ownership interest in each of four companies involved in producing special effects for the Hollywood film industry:

Manex Studios, LLC
Manex Visual Effects, LLC
Manex Entertainment, LLC
Mass Illusions, LLC

Subsequent to entering into the initial agreement, Dr. Gillam and Mr. Castle have been appointed as members of management and directors of the Company. The proposed transaction is yet not closed because "due diligence" has not been entirely completed nor has contract restructuring.

Universal Syntropy Corporation, a California corporation wholly owned and organized by the Company in fiscal 1999, is managing the commercialization of the IPR discussed above. Universal Syntropy is located in Alameda, California