Form 10QSB
period 1998-09-30
GS TELECOM LTD
filed 1999-03-26
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998

                               GS TELECOM LIMITED
             (Exact name of registrant as specified in its charter)


                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                                  (Former name)

   Colorado                      0-13313                      36-3296861
---------------                  ------------                 ------------------
(State or other                  (Commission                  IRS Employer
jurisdiction of                  File Number)                 Identification No.
incorporation)



First Floor, Hampton House, 20 Albert Embankment London SE1 7TJ
---------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code 44-171-587 3687

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No   ____

As of September 30, 1998, there were 16,828,414 shares of common stock, no par value, outstanding.


PART I:  FINANCIAL INFORMATION

GS TELECOM LIMITED
(Unaudited)

Condensed Consolidated Balance Sheet                                   September 30,         September 30,
                                                                          1998                   1997
                                                                            $                      $
                                                                       -------------         -------------
ASSETS

CURRENT ASSETS
Cash                                                                        -                             204
Accounts Receivable                                                              3,938
Prepaid Value Added Tax                                                         16,309
                                                                   --------------------     ------------------
             Total Current Assets                                               20,247                    204
                                                                   --------------------     ------------------

PROPERTY AND EQUIPMENT
    less accumulated depreciation of $44947
                                                                   ====================     ==================
                                                                                 20247                    204
                                                                   ====================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                            $                       $
CURRENT LIABILITIES
Convertible and demand notes payable                                           588,900
Accounts payable                                                               723,367
Payable to Affilliates and Related Parties                                     328,890
Accrued interest payable                                                        36,295
Bank overdrafts net of cash of $32                                               1,378
                                                                   --------------------     ------------------
             Total current liabilities                                       1,678,830
                                                                   --------------------     ------------------


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value per share;
Authorized 100,000,000 shares;
Issued and outstanding 16,828,414 and 278,220 respectively                   1,137,357                966,857
Accumulated deficit                                                         (2,801,450)              (966,653)
Foreign currency translation adjustments                                         5,510

                                                                   --------------------     ------------------
Total stockholders' (deficit)                                              $(1,658,583)                   204
                                                                   --------------------     ------------------

                                                                   ====================     ==================
Liabilities and Stockholders Equity (Deficit)                                    20247                    204
                                                                   ====================     ==================

See Accompanying Notes


                                                                                            F4

GS TELECOM LIMITED                                                             Three Months ended
(Unaudited)

Condensed Consolidated Statement of Operations                         September 30,          September  30,
                                                                          1998                    1997
                                                                            $                       $
Net Sales

Cost of Sales

                                                                   --------------------     ------------------
             Gross Income (Loss)
                                                                   --------------------     ------------------

Selling, General and Administrative Expenses                                   (81,273)

                                                                   --------------------     ------------------
LOSS FROM CONTINUING OPERATIONS                                           $    (81,273)
                                                                   --------------------     ------------------

Discontinued Operations

Write-Off of Investment in unconsolidated subsidiary

Write-off of goodwill of consolidated subsidiaries

                                                                   --------------------     ------------------
             Loss from discontinued operations
                                                                   --------------------     ------------------

             Loss before extraordinary item                               $    (81,273)

EXTRAORDINARY ITEM -
             SETTLEMENT AND EXTINGUISHMENT OF
             TRADE DEBT AND RELATED PARTY
             AMOUNTS PAYABLE

                                                                   ====================     ==================
NET INCOME (LOSS)                                                         $    (81,273)
                                                                   ====================     ==================

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS                                            $  (0.005)             $  (0.000)
(LOSS) FROM DISCONTINUED OPERATIONS                                          $  (0.000)             $  (0.000)
EXTRAORDINARY ITEM
                                                                   ====================     ==================
PER SHARE NET LOSS ( 1997 INCOME)                                            $  (0.005)             $  (0.000)
                                                                   ====================     ==================

WEIGHTED AVERAGE SHARES OUTSTANDING                                         16,828,414                278,220
                                                                   ====================     ==================

See Accompanying Notes


                                                                                            F5
GS TELECOM LIMITED
(Unaudited)
Condensed Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES

                                                                               Three Months ended
                                                                       September 30,         September 30,
                                                                          1998                    1997
                                                                            $                       $
                                                                      --------------     -------------------
Net income (loss)                                                          $   (81,273)

PROVIDED BY OPERATING ACTIVITIES
Write-off Investment in Unconsolidated Subsidiary
Write-off Goodwill of Consolidated Subsidiaries
Common Stock Issued for Services
Depreciation and amortization
Changes in Operating Assets and Liabilities
             Receivables
             Inventories
             Prepaid and Other Assets
             Accounts Payable                                                   27,848
             Accrued Interest Payable                                           12,583
             Bank Overdraft
                                                                   ====================     ==================
Net Cash Flows from (used for) operating activities                        $   (40,842)                     0
                                                                   ====================     ==================

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Equipment
             Investment in Unconsolidated Subsidiary
             Investment in Consolidated Subsidiaries
                                                                   ====================     ==================
             Net Cash Flows (used for) investing activities
                                                                   ====================     ==================

CASH FLOWS FROM FINANCING ACTIVITIES
             Advances from (repaid to) affiliates and related parties           40,842
             Issuance of Convertible and other notes payable
                                                                   ====================     ==================
             Net Cash Flows (used for) financing activities                     40,842
                                                                   ====================     ==================

                                                                   ====================     ==================
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                   ====================     ==================

NET INCREASE (DECREASE) IN CASH                                                      0

CASH AT BEGINNING OF PERIOD                                                          0                    204

                                                                   ====================     ==================
CASH AT PERIOD END                                                                   0                    204
                                                                   ====================     ==================

SUPPLEMENTAL DISCLOSURES

Net Interest Paid                                                               12,583                      0
Non-cash investing and financing activities




See Accompanying Notes


GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

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

On November 15, 1997, the Company acquired an Isle of Man company; also named GS Telecom Limited (later changed to GST Limited - "GST"), by issuance of a $150,000 convertible note payable. GST, the acquired subsidiary, had net liabilities of $544,268. The note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders.

The assets of the GST subsidiary also included Associated Power Industries Limited ("API"), an U.K. designer and manufacturer of energy savings systems. GST owns 50% of API with an option to acquire the remaining 50% ownership interest for three years beginning September 1, 1998. The investment in API had been accounted for using the equity method. Since the Company had insufficient Board representation or other control attributes and as a result of continued operating losses by API, during fiscal 1998, management elected to write off its investment of $242,447.

GST also has two U.K. wholly owned subsidiaries: Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). GSS' business is the design and marketing of domestic energy savings and home management systems and TECC's business is to market and install commercial energy saving devices. Mainly due to a lack of working capital, neither GSS nor TECC was successful, and Management elected, effective June 30, 1998, to discontinue operations. Accordingly, the Company has taken steps and adopted a plan to pay obligations owed employees and others, resulting in an estimated loss from discontinued operations of $140,099, and expensed un-amortized goodwill totaling $475,367. This was reflected in fiscal 1998.

Going Concern Considerations
----------------------------
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has substantial working capital

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

and capital and stockholders'  deficits as of September 30, 1998.

At quarter end, the Company had no substantial product, services or properties and required significant additional financing to satisfy outstanding obligations and to commence operations. Management's plans to address these matters include private placements of stock, obtaining short-term loans, and seeking suitable joint venture relationships in technology and e-commerce fields of business.

Since June 30, 1998 the Company has entered into an agreement to acquire for common stock of the Company, software ownership interests in software and special effects production companies (see Note I).

Note B - Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements include the accounts of GS Telecom Limited, GST Limited, Guardian Smart Systems Limited and Total Energy Controls (Commercial) Limited. All significant inter-company transactions and balances have been eliminated.

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

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

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

In fiscal 1998, substantially all operations of the Company's subsidiaries were discontinued and the remaining net costs of depreciable assets were charged off. Accordingly, depreciation expense recorded in fiscal 1998 and 1997 was $44,947 and none, respectively.

Goodwill
--------
Goodwill arose from the acquisition of GST in fiscal 1998 for assumption of net liabilities totaling $332,800 and issuance of a $150,000 convertible note payable to stockholders of the subsidiary. Prior to June 30, 1998, goodwill was being amortized over 40 years on a straight-line basis. As of June 30, 1998, Management elected to discontinue the operations of GST, and accordingly, write-off the $475,367 unamortized cost of the goodwill in fiscal 1998.

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

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

Statement of Cash Flows Information and Supplemental Non-Cash Financing
Activities

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

Note C - Notes Payable

Unsecured 9% notes payable to an individual dated February 19,
1998 and March 31, 1998, payable on demand.                             $212,400

8% convertible  notes payable issued  November 20, 1997,
due September 30, 2000.                                                  376,500
                                                                        --------
                                                                        $588,900
                                                                        ========

The notes are classified as a current liability because the Company has subsequently agreed to repay the obligations upon receipt of anticipated funding in fiscal 1999.

Note D - Income Taxes
---------------------
As a result of the substantial change in ownership of the Company arising from the issuance of 14.5 million shares of common stock in November 1997, the Company's net operating loss carryforward became limited to the estimated value of the stock issued. As of June 30, 1998 the accumulated net operating loss carryforward totals approximately $150,000 that may be offset against future taxable income, if any. The loss carryforward expires in varying amounts from 2003 through 2013.

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

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

Stock Issued for Services
-------------------------
On February 10, 1998, the Company issued 2,050,000 shares of common stock to two individuals (holders of note payable from the Company) for services related to the reorganization of the Company. The value of the services were estimated at $20,500 ($.01 per share).

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

Note F - Related Party Transactions

The   Company    paid    management    fees   to   an   entity    owned   by   a
stockholder/director/officer of the Company totaling $12,000 in 1997.

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at September 30, 1998
(Unaudited)

Note G - Commitments

The Company leases its present office on a month-to month basis at $1,000 per month.

Note H - Fair Value of Financial Instruments

The carrying amounts for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgement and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

Note I - Events Subsequent to June 30, 1998 (Unaudited)

In September 1998, the Company entered into a reverse merger agreement to acquire Masstech, Inc., a Delaware corporation. Subsequently, the merger agreement was modified to provide for the Masstech software and intangible property rights ("IPR") for $150,000 in the form of 6.6 million shares of common stock of the Company (approximately $.23 per share). In addition, two principals of Masstech, Dr. Steven Gillam and Mr. Andrew Castle, agreed to sell to the Company for 48.4 million shares of common stock of the Company, their 15% ownership interest in each of four companies involved in producing special effects for the Hollywood film industry:

                  Manex Studios, LLC
                  Manex Visual Effects, LLC
                  Manex Entertainment, LLC
                  Mass Illusions, LLC

The transaction was entered into in September 1998 and modified in December 1998. It is subject to due diligence and other conditions and is not yet closed. Subsequent to entering into the initial agreement, Dr. Gillam and Mr. Castle have been appointed as members of management and directors of the Company.

Universal Syntropy Corporation, a California corporation wholly owned and organized by the Company in fiscal 1999, is managing the commercialization of the IPR discussed above. Universal Syntropy is located in Alameda, California.

Note B - Basic Earnings (Loss) Per Share Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. All share information and per share data have been retroactively restated for all periods presented to reflect reverse stock splits.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Results of Operations for the three month period ended September 30, 1998 compared to same period ended September 30, 1997

         As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1997, the net sales were $0 with no cost of sales for a gross profit of $0.

         In quarter ended September 30, 1998, the Company incurred selling, general and administrative expenses of $81,273 resulting in an operating loss of ($81,273). For the same period in 1997 the company incurred $0 of such costs which resulted in an operating loss of ($0).

         The Company lost ($.005) per share in the three month period compared to a loss of ($0) per share in the same period in 1997.

Liquidity and Capital Resources

         At period end, the Company had $0 cash capital and current and total assets of $20,247. The Company had $1,678,830 in current liabilities at period end. In light of the deficit ($1,658,583) in current assets and operating capital, the Company will be forced to either borrow against or sell assets or make private placements of stock or debt in order to fund continued operations and its debt repayment program, as above. No assurance exists as to the ability to make private placements of stock or borrow funds.

PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Senior Securities Debt.

As a result of a dispute neither interest nor capital payments required under the terms of the Notes have been made which resulted in a technical default. As a result of an agreement in December 1998 between the Noteholders and the Company the default situation was waived until June 1999.

Terms of Conversion
-------------------
The convertible note holders have the option to convert the original principal amount of the notes ($376,500) into common stock at the lower of $2 per share or 75% of the average closing bid price of the stock for trading five days prior exercise. Notwithstanding the foregoing, if, after the effectiveness of a registration statement or if an exemption is available from registration, the closing bid price of the common stock reaches $4 per share for five consecutive trading days, the Company has the option to require conversion of up to 50% of the original principal, and if the closing price reaches $8 per share, the Company has the option of requiring conversion of all of the original principal.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information

         GS Telecom Limited formerly Teleconferencing Systems
         International, Inc. (the "Company") was incorporated in
         Colorado on December 19, 1983.

         Activities of the Company from June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations owed creditors and employees as previously reported. On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, (later changed to GST Limited - "GST") by issuance of a $150,000 convertible note payable.

         GST, the acquired subsidiary, had net liabilities of $544,268. The $150,000 note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders.

         The assets of the GST subsidiary, also included Associated Power Industries Limited ("API"), an UK designer and manufacturer of energy savings systems. GST owns 50% of API with an option to acquire the remaining 50% ownership interest for three years.

         Since the Company had insufficient Board representation or other control attributes and as a result of continued operating losses by API, during fiscal 1998, management elected to write off its investment of $242,447.

         GST also has two UK wholly owned subsidiaries:

         Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). The business of GSS is to design and market domestic energy savings and home management systems and that of TECC to market and install commercial energy savings devices.

         As a result of continued losses in the subsidiaries, the management elected effective June 30, 1998 to discontinue operations. Accordingly the Company has taken steps and adopted a plan to pay obligations owed employees and others resulting in an estimated loss from discontinued operations of $140,099 and expensed un-amortized goodwill totaling $475,367. This was reflected in fiscal 1998.

         At the date of this report there remains the obligation to discharge the accounts payable and other payables of the three companies; GST and the two wholly owned subsidiaries, which it is planned, will be done through funds raised by new share subscriptions.

         In September 1998 the Company agreed to acquire from Masstech Inc. against the future issue of common stock of the Company, all of its assets, consisting of significant Intellectual Property Rights resulting from the creation of special effects in certain special effects movie studios. In addition, the Company contracted to acquire a 15% ownership was acquired by the Company in Manex Studios, LLC, Manex Visual Effects, LLC, Manex Entertainment, LLC, and Mass Illusion, LLC.

         Management of the Company has recently redefined the focus of the Company as a high-tech development and marketing company, engaged in identifying, developing, and marketing innovative technology. Historically, the Company had focused primarily on the development, sale and installation of ecological energy saving technology through its subsidiaries and associate companies. However, the new management of the Company recognized that its development program lagged behind competitors' advances, and during the fourth quarter of 1998, new management commenced a restructuring process which culminated on January 6, 1999, at which time GS Telecom embarked upon negotiations for the strategic acquisition of targeted technologies with a view to developing technology for the telecommunication and e-commerce business sectors.

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

         The Company's long term objectives are:

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

         The investment in organizational and expansion costs by the Company in its new investments.

         The implementation of an aggressive Internet platform for the direct offering of the Company's future products and services to end userswith intent to develop a fully integrated direct access Internet network; and

         The issuance of territorial/industry sector exclusive and non-exclusive licenses for select Company technologies and products.


Item 6.           Exhibits and Reports on Form 8 - K

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of item 601 of regulation S-K; None

b) Reports on Form 8-K filed during the three months ended September 30, 1998 (incorporated by reference):
   September 30, 1998

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 1999

                                            GS Telecom Limited


                                            /s/ Steven Gillam
                                            ------------------------------------
                                            Dr. Steven Gillam, President