Form 10QSB
period 1998-12-31
GS TELECOM LTD
filed 1999-03-26
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1998

                               GS TELECOM LIMITED
             (Exact name of registrant as specified in its charter)


                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                                  (Former name)

  Colorado                        0-13313                     36-3296861
---------------                 -----------                   ------------------
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

                           Yes  X        No   ____

As of December 31, 1998, there were 16,828,414 shares of common stock, no par value, outstanding.


PART I:  FINANCIAL INFORMATION
                                                                              F3
GS TELECOM LIMITED
(Unaudited)
Condensed Consolidated Balance Sheet                           December 31,         December 31,
                                                               1998                 1997
                                                                $                    $
                                                               ------------         ------------
ASSETS

CURRENT ASSETS
Cash                                                            -                       45,647
Accounts Receivable                                                 3,938               83,048
                                                                                        30,835
Prepaid Value Added Tax                                            16,309               39,454
                                                         -----------------    -----------------
            Total Current Assets                                    20247               198984
                                                         -----------------    -----------------

PROPERTY AND EQUIPMENT                                                                  32,704
    less accumulated depreciation of $44947
                                                         =================    =================
                                                                    20247               231688
                                                         =================    =================

Goodwill less accumulated Amortization                                                 692,648

Other Assets                                                                            11,180

                                                         -----------------    -----------------
TOTAL FIXED, CURRENT AND OTHER ASSETS                               20247               935516
                                                         -----------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                $                    $
CURRENT LIABILITIES
Convertible and demand notes payable                              588,900              376,500
Accounts payable                                                  763,718              621,208
Payable to Affilliates and Related Parties                        345,976
Accrued interest payable                                           48,878                2,766
Bank overdrafts net of cash of $32                                  1,378
                                                         -----------------    -----------------
            Total current liabilities                           1,748,850              1000474
                                                         -----------------    -----------------


STOCKHOLDERS' EQUITY (DEFICIT) Common stock, no par value per share;  Authorized
100,000,000 shares; Issued and outstanding 16,828,220           1,137,357            1,137,357
Accumulated deficit                                            (2,871,470)          (1,205,315)
Foreign currency translation adjustments                            5,510                3,000

                                                         -----------------    -----------------
Total stockholders' (deficit)                                 $(1,728,603)            $(64,958)
                                                         -----------------    -----------------

                                                         =================    =================
Liabilities and Stockholders Equity (Deficit)                      20,247               935516
                                                         =================    =================

See Accompanying Notes


                                                                              F4
(Unaudited)
GS TELECOM LIMITED                                                          Three Months ended                    Six  Months ended
Condensed Consolidated Statement of Operations             December 31          December 31      December 31       December 31
                                                            1998                 1997             1998              1997
                                                             $                    $                 $                $
                                                           -----------          -----------      -----------      -----------------
Net Sales                                                                            28,477                             28,477

Cost of Sales                                                                        18,744                             18,744

                                                         -----------------    ----------------------------------------------------
            Gross Income (Loss)                                      ()               9,733                 ()           9,733
                                                         -----------------    ----------------------------------------------------

Selling, General and Administrative Expenses                   (70,021)             248,395          (133,905)         248,395

                                                         -----------------    ----------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                            $   (70,021)        $   (238,662)     $   (133,905)    $   (238,662)
                                                         -----------------    ----------------------------------------------------

Discontinued Operations

Write-Off of Investment in unconsolidated subsidiary

Write-off of goodwill of consolidated subsidiaries

                                                         -----------------    ----------------------------------------------------
            Loss from discontinued operations                        ()                   ()                ()               ()
                                                         -----------------    ----------------------------------------------------

            Loss before extraordinary item                $    (70,021)       $    (238,662)    $    (133,905)   $    (238,662)

EXTRAORDINARY ITEM -
            SETTLEMENT AND EXTINGUISHMENT OF
            TRADE DEBT AND RELATED PARTY
            AMOUNTS PAYABLE

                                                         =================    ====================================================
NET INCOME (LOSS)                                         $    (70,021)       $    (238,662)    $    (133,905)   $    (238,662)
                                                         =================    ====================================================

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

(LOSS) FROM CONTINUING OPERATIONS                               $(0.00)              $(0.86)           $(0.01)          $(0.86)
(LOSS) FROM DISCONTINUED OPERATIONS                             $(0.00)              $(0.00)           $(0.00)          $(0.00)
EXTRAORDINARY ITEM
                                                         =================    ====================================================
PER SHARE NET LOSS                                              $(0.00)              $(0.86)           $(0.01)          $(0.86)
                                                         =================    ====================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          16,828,414              278,220        16,828,414          278,220
                                                         =================    ====================================================

See Accompanying Notes



(Unaudited)                                                                              F5
GS TELECOM LIMITED
Condensed Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES
                                                         Three Months ended                         Six  Months ended
                                                              December 31          December 31      December 31
                                                               1998                 1998             1997
                                                                $                    $                 $
                                                         ------------------        -----------      -----------------
Net income (loss)                                                 (70,021)            (133,905)         (238,662)

PROVIDED BY OPERATING ACTIVITIES
Write-off Investment in Unconsolidated Subsidiary
Write-off Goodwill of Consolidated Subsidiaries
Common Stock Issued for Services                                                                          20,500
Depreciation and amortization                                                                              2,947
Changes in Operating Assets and Liabilities
            Receivables                                                                                   (9,657)
            Inventories                                                                                  (23,434)
            Prepaid and Other Assets                                                                     (16,306)
            Accounts Payable                                       40,351                55696          (239,279)
            Accrued Interest Payable                               12,583                25166             2,766
            Bank Overdraft
                                                         =================    ===================================
Net Cash Flows from (used for) operating activities             $ (17,087)               78209        $ (501,125)
                                                         =================    ===================================

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of intangibles                                                                         (188)
            Investment in Unconsolidated Subsidiary
            Cash at subsidiary at date of acquisition                                                     36,173
            Investment in Consolidated Subsidiaries
                                                         =================    ===================================
            Net Cash Flows (used for) investing activities              ()                   ()           35,985
                                                         =================    ===================================

CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from (repaid to) affiliates and related parties   17087                                134,083

         Issuance of Convertible and other notes payable                                                 376,500
                                                         =================    ===================================
         Net Cash Flows (used for) financing activities            17,087                    ()           510583
                                                         =================    ===================================

                                                         =================    ===================================
EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                         =================    ===================================

NET INCREASE (DECREASE) IN CASH                                         ()                               (45,443)

CASH AT BEGINNING OF PERIOD                                             0                                    204

                                                         =================    ===================================
CASH AT PERIOD END                                                      0                    0             45647
                                                         =================    ===================================

SUPPLEMENTAL DISCLOSURES

Net Interest Paid                                                   12583                25166              2766
Non-cash investing and financing activities


See Accompanying Notes


GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

Note A - Organization and Business

Organization and Nature of Business

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

Going Concern Considerations
----------------------------
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and ha substantial working capital

GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

and stockholders' deficits as of December 31, 1998.

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

GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

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

GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

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

GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

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

GS Telecom Limited
Notes to Consolidated Financial Statements
(Unaudited)

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

Organization and Nature of Business

Note B - Basic Earnings (Loss) Per Share Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. All share information and per share data have been retroactively restated for all periods presented to reflect reverse stock splits.

ITEM 2.

Management's Discussion and Analysis of Financial Condition
-----------------------------------------------------------
and Results of Operations.
-------------------------

Results of Operations for the three month period ended December 31, 1998 compared to same period ended December 31, 1997

         As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1997, the net sales were $28,477 with a gross profit of $9,733.

         In quarter ended December 31, 1998, the Company incurred general and administrative expenses of $70,021 resulting in an operating loss of ($70,021). For the same period in 1997 the company incurred $248,662 of such costs which resulted in an operating loss of ($238,662).

         The Company lost ($.004) per share in the three month period compared to a loss of ($0.86) per share in the same period in 1997.

Results of Operations for the six month period ended December 31, 1998 compared to same period ended December 31, 1997

         As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1997, the net sales were $28,477 with a gross profit of $9,733.

         In six months ended December 31, 1998, the Company incurred general and administrative expenses of $133,905 resulting in an operating loss of ($133,905). For the same period in 1997 the Company incurred $248,395 of such costs which resulted in an operating loss of ($238,662).

         The company lost ($.01) per share in the six month period compared to a loss of ($0.86) per share in the same period in 1997.

Liquidity and Capital Resources

         At period end, the Company had $0 cash capital and current and total assets of $20,247. The Company had $1,748,850 in current liabilities at period end. In light of the deficit ($1,728,603) in current assets and operating capital, the Company will be forced to either borrow against or sell assets or make private placements of stock or debt in order to fund continued operations and its debt repayment program, as above. No assurance exists as to the ability to make private placements of stock or borrow funds.

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

         The investment in API has been accounted for using the equity method. Since the Company had insufficient Board representation or other control attributes and as a result of continued operating losses by API, during fiscal 1998, management elected to write off its investment of $242,447.

         GST also has two UK wholly owned subsidiaries:

         Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). As a result of continued losses in the subsidiaries, the management elected effective June 30, 1998 to discontinue operations. Accordingly the Company has taken steps and adopted a plan to pay obligations owed employees and others resulting in an estimated loss from discontinued operations of $140,099 and expensed un-amortized goodwill totaling $475,367 as shown in the June 30, 1998 financials.

         At the date of this report there remains the obligation to discharge the accounts payable and other payables of the three companies; GST and the two wholly owned subsidiaries, which will be done through funds raised by new share subscriptions.

         The shares of Guardian Smart Systems Limited were sold for a nominal price to an independent third party and a promissory note issued for the amount of payables and other obligations required to be settled. This has no effect on the overall debt position of the Company and funds are still required to be raised to meet these obligations.

         In September 1998 the Company agreed to acquire from Masstech Inc. against the future issue of common stock of the Company, all of its assets, consisting of significant Intellectual Property Rights resulting from the creation of special effects in certain special effects movie studios. In addition, a 15% ownership was to be acquired by the Company in Manex Studios, LLC, Manex Visual Effects, LLC, Manex Entertainment, LLC, and Mass Illusion, LLC.

         These  acquisitions  are   subject  to  conditions  precedent  and  due
         diligence and had not closed at quarter end.

         Agreements with other parties for the acquisition of technology for the telecommunication and e-commerce business sectors are, at the date of this report, being finalized.

         Management of the Company has recently redefined the focus of the Company as a high-tech development and marketing company, engaged in identifying, developing, and marketing innovative technology. In the prior year, the Company had focused primarily on the development, sale and installation of ecological energy saving technology through its subsidiaries and associate companies. However, the new management of the Company recognized that its development program lagged behind competitors' advances, and during the fourth quarter of 1998, new management commenced a restructuring process which culminated on January 6, 1999, at which time GS Telecom embarked upon negotiations for the strategic acquisition of targeted technologies with a view to developing technology for the telecommunication and e-commerce business sectors.

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

         The Company's long term objectives via are:

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

         The implementation of an aggressive Internet platform for the direct offering of the Company's future products and services to end users to allow the current infrastructure to evolve into a fully integrated direct access Internet network; and

         The issuance of territorial/industry sector exclusive and non-exclusive licenses for select Company technologies and products.

Item 6.  Exhibits and Reports on Form 8 - K

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of item 601 of regulation S-K; None

         b) Reports on Form 8-K filed during the three months ended

                 December 31, 1998 (incorporated by reference):

                                      None

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