Form 10QSB
period 1999-03-31
GS TELECOM LTD
filed 1999-05-12
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1999

                               GS TELECOM LIMITED
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  TELECONFERENCING SYSTEMS INTERNATIONAL, INC.
                ------------------------------------------------
                                  (Former name)

     Colorado              0-13313                   36-3296861
-----------------          -----------               ------------
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

As of March 31, 1999 there were 17,049,414 shares of common stock, no par value, outstanding.


GS TELECOM LIMITED
                                                                               Unaudited
Condensed Consolidated Balance Sheet                                            March 31               June 30
                                                                                 1999                  1998
                                                                                  $                    $
ASSETS

CURRENT ASSETS
Cash                                                                                    5,126                  (1378)
Accounts Receivable                                                                     7,329                  3,938
Prepaid Value Added Tax                                                                18,525                 16,309
                                                                          ===========================================
              Total Current Assets                                                     30,980                 18,869
                                                                          ===========================================

PROPERTY AND EQUIPMENT
       less accumulated depreciation of $881                                            1,500                      0

                                                                          ===========================================
              Total Assets                                                              32480                  18869
                                                                          ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                   $                    $
CURRENT LIABILITIES
Convertible and demand notes payable                                                  588,900                588,900
Accounts payable                                                                      655,326                695,519
Payable to Affilliates and Related Parties                                            298,344                288,048
Accrued interest payable                                                               73,767                 23,712
                                                                          -------------------------------------------
              Total current liabilities                                             1,616,337              1,596,179
                                                                          -------------------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value per share;
Authorized 100,000,000 shares;
17,056,414 and 16,828,414 issued                                                    1,380,357              1,137,357
  and outstanding respectively
Accumulated deficit                                                                (2,995,599)            (2,720,177)
Foreign currency translation adjustments                                               31,385                  5,510

                                                                          -------------------------------------------
Total stockholders' (deficit)                                                     $(1,583,857)           $(1,577,310)
                                                                          -------------------------------------------

                                                                          ===========================================
Total Liabilities and Stockholders Equity (Deficit)                                     32480                  18869
                                                                          ===========================================



See Accompanying Notes


GS TELECOM LIMITED                                    Unaudited                                  Unaudited
Condensed Consolidated Statement of Operations               Three months ended                          Nine months ended
                                                      March 31, 1999        March 31, 1998       March 31, 1999       March 31, 1998
                                                       $                    $                     $                   $
Net Sales                                                    0                 37,237                                    65714

Cost of Sales                                                0                 (8,068)                                   26840

                                                  ----------------------------------------------------------------------------------
              Gross Income (Loss)                            0                 29,169                   0               38,874
                                                  ----------------------------------------------------------------------------------

Selling, General and Administrative Expenses          (141,517)              (384,688)           (275,422)              633052

                                                  ----------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                       (141,517)              (355,519)           (275,422)            (594,178)
                                                  ----------------------------------------------------------------------------------


                                                  ==================================================================================
NET INCOME (LOSS)                                   $ (141,517)            $ (355,519)         $ (275,422)          $ (594,178)
                                                  ==================================================================================

                                                  ==================================================================================
BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:           (.01)                  (.02)               (.02)                (.07)
                                                  ==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                 16,854,234             16,828,220          16,866,706            8,492,818
                                                  ==================================================================================




See Accompanying Notes


GS TELECOM LIMITED
Condensed Consolidated Statement of Cash Flows
CASH FLOWS FROM OPERATING ACTIVITIES                                            Unaudited
                                                                                      Nine months ended
                                                                                March 31, 1999        March 31, 1998
                                                                                   $                    $
Net income (loss)                                                                    (275,422)              (594,178)

PROVIDED BY OPERATING ACTIVITIES
Common Stock Issued for Services                                                       20,500
Depreciation and amortization                                                             881                 12,064
Changes in Operating Assets and Liabilities
              Receivables                                                              (3,391)                30,039
              Inventories                                                             (26,902)
              Prepaid and Other Assets                                                 (2,216)                 7,958
              Accounts Payable                                                        (40,193)               (78,713)
              Accrued Interest Payable                                                 50,055                 14,523
              Other                                                                       857
                                                                          ===========================================
Net Cash Flows from (used for) operating activities                                  (270,286)              (613,852)
                                                                          ===========================================

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of Equipment                                                    (2,381)                (7,905)
              Purchase of Intangibles                                                    (188)
                                                                          ===========================================
              Net Cash Flows (used for) investing activities                           (2,381)                (8,093)
                                                                          ===========================================

CASH FLOWS FROM FINANCING ACTIVITIES
              Cash of Subsidiary at date of acquisition                                36,173
              Advances from (repaid to) affiliates and related parties                 10,296                134,083
              Issuance of Convertible and other notes payable                                                587,860
              Issuance of shares for cash                                             243,000
                                                                          ===========================================
              Net Cash Flows (used for) financing activities                          253,296                758,116
                                                                          ===========================================

                                                                          ===========================================
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                25,875
                                                                          ===========================================

NET INCREASE (DECREASE) IN CASH                                                         6,504                136,171

CASH AT BEGINNING OF PERIOD                                                            (1,378)                   204

                                                                          ===========================================
CASH AT PERIOD END                                                                       5126                 136375
                                                                          ===========================================




See Accompanying Notes


  Unaudited
GS TELECOM LIMITED
Condensed Consolidated Statement
of Changes in Stockholder's Equity (Deficit)
                                                Common Stock                    Accumulated
                                             Shares           Amount            Deficit

Balance at July 1, 1998                       16,828,414          1,137,357       ($2,720,177)

Stock issued for cash                            228,000           243,000
Net Loss for period to date                                                          (275,422)

                                        ------------------------------------------------------
Balances, March 31, 1999                      17,056,414          1,380,357       ($2,995,599)
                                        ------------------------------------------------------



See Accompanying Notes

GS TELECOM LIMITED
Notes to Condensed Consolidated Financial Statements at March 31, 1999
(Unaudited)

Note A - Organization and Business

Organization and Nature of Business

GS Telecom Limited formerly Teleconferencing Systems International, Inc. (the "Company") was incorporated in Colorado on December 19, 1983.

Activities of the Company from June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations owed creditors and employees as previously reported. On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, (later changed to GST Limited ("GST") by issuance of a $150,000 convertible note payable.

GST, the acquired subsidiary, had net liabilities of $544,268. The $150,000 note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders.

The assets of the GST subsidiary, included two wholly owned subsidiaries and Associated Power Industries Limited ("API"), an UK designer and manufacturer of energy savings systems. GST owns 50% of API with an option to acquire the remaining 50% ownership interest for three years. All operations of the wholly owned subsidiaries were effectively ceased on June 30, 1998.

At the date of this report there remains the obligation to discharge the accounts payable and other payables of GST and the two wholly owned subsidiaries, which it is planned, will be done through funds raised by new share subscriptions.

Subsequent Events

Agreements with other parties for the acquisition of technology for the software related business sectors were quarter end being finalized. After quarter end, several contracts were completed which are disclosed in an 8-K being filed concurrently herewith.

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the three month period ended March 31, 1999 compared to same period ended March 31, 1998

As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1998, the net sales were $37,237 with a gross profit of $29,169.

In quarter  ended March 31,  1999,  the Company  incurred  selling,  general and
administrative   expenses  of  $141,517   resulting  in  an  operating  loss  of
($141,517).

For the same period in 1998 the company incurred $384,688 of such costs which resulted in an operating loss of ($355,519).

The Company lost ($.01) per share in the three month period compared to a loss of ($0.02) per share in the same period in 1998.

Results of Operations for the nine month period ended March 31, 1999 compared to same period ended March 31, 1998

As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1998, the net sales were $65,714 with a gross profit of $26,840.

For the nine months ended March 31, 1999, the Company incurred selling, general and administrative expenses of $275,422 resulting in an operating loss of ($275,422). For the same period in 1998 the company incurred $633,052 of such costs which resulted in an operating loss of ($594,178).

The Company lost ($.02) per share in the nine month period compared to a loss of ($0.07) per share in the same period in 1998.

Liquidity and Capital Resources

At period end, the Company had $5,126 cash capital and current and total assets of $28,980. The Company had $1,616,337 in current liabilities at period end. In light of the deficit ($1,587,357) in current assets and operating capital, the Company will be forced to either borrow against or sell assets or make private placements of stock or debt in order to fund continued operations and its debt repayment program, as above. No assurance exists as to the ability to make private placements of stock or borrow funds.

PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings - A lawsuit was filed by GST Telecommunications, Inc. alleging trademark infringement against the Company. The Case was settled by stipulation to include a disclaimer in all published materials.

Item 2.  Changes in securities - None.

Item 3.

Item 4. Submission of matters to a vote of security holders - None.

Item 5. Other information - In September 1998, the Company entered into a contract (amended on December 16, 1998 and finalized on April 1, 1999) to acquire from Masstech Inc., for common stock of the Company, all of its assets, consisting of significant Intellectual Property Rights resulting from the creation of special effects in certain special effects movie studios. In addition, a 15% ownership was acquired by the Company in Manex Studios, LLC, Manex Visual Effects, LLC, Manex Entertainment, LLC, and Mass Illusion, LLC.

The number of shares to be issued was agreed on April 1, 1999 which is the effective date of issue.

Since  that  date a wholly  owned  Company  in  California,  Universal  Syntropy
Corporation is being used to commercialise and develop the IPR into its constituent commercial parts including Procedural Animation, Motion Analysis, Reality Capture, Digital Film Applications, Digital Image Processing and Compositing and Media Asset management. Mr Roger Davis is the Chief Executive Officer and Mr Michael van Himbergen the Chief Operations Officer. Both have now been appointed as Advisory Board members of GS Telecom Limited.

Item 6.  Exhibits and Reports on Form 8 - K

                  The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of item 601 of regulation S-K:
                      None

                  Reports on Form 8-K filed during the three months ended March 31, 1999 (incorporated by reference): None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 6, 1999


GS Telecom Limited

/s/ Gary Botha
--------------------------
Gary Botha, Director