Form 10KSB
period 1999-06-30
GS TELECOM LTD
filed 1999-12-06
CIK 754435

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999
                         Commission file number 0-13313
                               GS TELECOM LIMITED
             (Exact name of registrant as specified in its charter)


Colorado                 0-13313                             36-3296861
--------                 -------                             ----------
(State or other          (Commission                         (IRS Employer
Jurisdiction of          File Number)                        Identification No.)
Incorporation)


         First Floor Southbank House, Black Prince Road, London SE1 7SJ
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code 44-1481 252 701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes X     No
   -----    -----

As of June 30, 1999, there were 60,056,414 shares of common stock, of no par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None

Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12(g) of the Act:
Title of each class: Common Stock

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes __X____ No ____

State   issuer's   revenues  for  its  most  recent   fiscal  year,  $0  (before
extraordinary items). Transitional Small Business Disclosure Format:
Yes       No  X
   -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1999 was $24,510,567, based upon the closing price of $1.437 of the common stock on June 30, 1999.

Number of outstanding shares of the registrant's no par value common stock, as of June 30, 1999: 60,056,414.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of this Form 10-K into which the document is incorporated: (1) Any annual report to security holders None; (2) Any proxy or information statement - None; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. - None.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

Item 1.   Business ..................................                          1

Item 2.   Properties ................................                         13

Item 3.   Legal Proceedings..........................                         13

Item 4.   Submission of Matters to a Vote of
          Security Holders..........................                          14

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Security Holder Matters ..................                          14

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations ...............................                          15

Item 7.   Financial Statements.......................                         16

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.....                         17

                                    PART III

Item 9.   Directors and Executive Officers of the
          Registrant.................................                         17

Item 10.  Executive Compensation......................                        21

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management......................                         23

Item 12.  Certain Relationships and Related
          Transactions...............................                         23

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedule
          and Reports on Form 8-K....................                         25

                                     PART 1

ITEM 1.           DESCRIPTION OF BUSINESS
-----------------------------------------

(a)      General Business Plan

         GS Telecom Limited (the "Company") was incorporated in Colorado on December 19, 1983 as Teleconferencing Systems International, Inc. Activities of the Company from June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations owed creditors and employees as previously reported.

         On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, (later changed to GST Limited - "GST") by issuance of a $150,000 convertible note payable. GST, the acquired subsidiary, had net liabilities of $544,268. The note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders.

     The Company at June 30, 1999, through GST Limited (Isle of Man) had two wholly owned subsidiaries, Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC") and a 50% holding in an associated company, Associated Power Industries Limited ("API"). GST had an option to acquire the remaining 50% ownership interest for three years beginning September 1, 1998. The investment in API has been accounted for using the equity method, since the Company had insufficient board representation or other control attributes involving API. During fiscal 1998, Management elected to write-off its investment in API, $242,447, as a result of API's continued operating losses. GSS'business is the design and marketing of domestic energy savings and home management systems and TECC's business is to market and install commercial energy saving devices. Mainly due to a lack of working capital, neither GST Limited, GSS nor TECC was successful, and Management elected to discontinue operations effective June 30, 1998. Accordingly, the Company has taken steps and adopted a plan to pay obligations owned employees and others, resulting in an estimated loss from discontinued operations in fiscal 1998 of $140,099, and expensed un-amortized goodwill totaling $475,367. The assets and liabilities of two subsidiaries were sold subsequent to June 30, 1999.

     In September 1998, the Company entered into an Agreement to acquire the shares of Masstech, Inc., a Delaware Corporation, which purportedly owned certain intellectual property rights, and which had minority interests in certain companies which were purportedly engaged in developing the intellectual property. Subsequently, in December 1998, the Agreement was modified, by which Masstech was not to be acquired, but the assets consisting of "Intellectual
Property Rights" and the minority interests in the companies represented to be developing the intellectual property were to be acquired for issuance of a total of 43,000,000 shares of common stock issued: 19,360,000 shares each to Dr. Steven Gillam and Andrew Castle, and 4,280,000 shares to Masstech, Inc. (which is beneficially controlled by Dr. Steven Gillam and Andrew Castle).

         On April 1, 1999, the Company acquired all the assets of Masstech, Inc., a Delaware Corporation, consisting of Intellectual Property Rights (IPR). This IPR was to be commercialized and developed by Universal Syntropy, a wholly owned subsidiary company or through third party licensing agreements. The consideration for this acquisition and transfer of these assets to the Company is 4,280,000 shares of common stock (subject to Rule 144) which have been issued to Masstech, Inc.

         On April 1, 1999 the Company purchased from Dr. Steven Charles Gillam and David Andrew Castle an interest of 15% in each of the following companies:
Manex Studios, LLC,,Manex Visual Effects, LLC, Manex Entertainment, Ltd., and Mass Illusions, LLC. The consideration for this acquisition and transfer of these assets to the Company is a total of 38,720,000 shares of common stock (subject to Rule 144) which have been issued in two equal parts of 19,360,000 to Dr. Gillam and Mr. Castle. The Company agreed with Dr. Gillam and Mr. Castle to place 50% of their shares in escrow (a total of 19,360,000 shares) until the independent and non-interested Board members agree by majority vote that the shares should be released. A portion of the purchase consideration of the above assets was deferred until the gross revenues for the commercialization of the IPR and/or the share of profits received from the above companies attain or surpass $14,000,000 cumulatively by the year ended June 30, 2001. In the event that this gross revenue target is met then additional shares shall be issued as follows: Masstech, Inc. - 2,320,000, Dr. Steven C. Gillam - 4,840,000, and D. Andrew Castle - 4,840,000. In the event that these cumulative gross revenues are exceeded before June 30, 2001 or the business of Universal Syntropy is sold or disposed of prior to that date at a value providing a profit acceptable to the Board of GST then the above shares shall be immediately issuable. In the event that these cumulative revenue projections are not met at the due date for any other reason then the Board (voting by disinterested members only) shall, in its absolute discretion, determine such compensation, if any, in shares of common stock of GST as may be considered appropriate and payable by the Company to all or any of Masstech, Inc., Dr. Steven Gillam and/or Mr. D. Andrew Castle.

         There is  currently  a  lawsuit  between  third  parties  and the major shareholder of Manex Studios, LLC, Manex Visual Effects, LLC, Manex Entertainment, Ltd., and Mass Illusions, LLC. In any determination of any right or entitlement of either Masstech, Inc., Dr. Steven Gillam and/or Mr. D. Andrew Castle as specified above, neither Dr. Steven Gillam nor Mr. D. Andrew Castle will participate in any such determination and such remaining disinterested Directors of the Company as there may be at the appropriate time shall make the said determination after taking third party advice on what would be considered appropriate and such decision shall be final and binding on all parties.

         Manex Interests - The IPR and the 15% limited liability company interests in four specialty production companies ("Manex Companies") require substantial development funding and time to realize any potential. On October 21, 1999 the Board resolved that they were not satisfied with the progress on the commercialization of the software and intangible property rights ("IPR") and in receiving information on the financial results of the four companies that use the technology. Accordingly in the interests of all shareholders the Board resolved that the number of shares exchanged for the assets should be reduced by
21.5 million shares and the Board authorized the return from escrow of the 21.5 million shares and their cancellation.

         In Spring 1999 the Company entered into Letters of Intent or Agreements as follows:

         Network UK - The Company acquired the total share capital of Network UK Limited, an Internet Service Provider based in Manchester England, for the consideration of (pound)100,000 (UK) and 150,000 shares of 144 restricted stock. This acquisition was to provide critical infrastructure and an Internet portal through which the Company could build part of its integrated platform for e-commerce and develop its planned innovations in facilitating financial transactions across the Internet. This Agreement was cancelled.

         The Company entered into a memorandum of understanding to acquire NC International Limited of the UK, which owns and operates Authority on line Credit Card Authorization System. Authority provided secure credit card authorization, in real time, over the Internet, using any currently available browser. The consideration was to be $100,000 (US) in cash and $4 million (US) in common shares. This Agreement was cancelled.

         The Company entered into an Agreement to acquire certain ATTM card technology from World Innovation Netcom Services ("WINS") in Spring 1999, and attempted to fund development to WINS. The Company could not completely fund development and has, subsequent to year end, entered into a modification of the Agreement with WINS to provide that the Company has a license for the ATTM technology to exploit in Europe. The planned operations for a non-operating subsidiary, Universal Syntropy, have been cancelled concurrent with the modified Agreement.

         On October 15, 1999, the Company acquired exclusive European and non-exclusive World wide licensing rights to an Asset Transfer Teleminute Manager, Universal Prepaid card (ATTM card) to be used in electronic commerce and other commercial transactions. The term of the agreement is for five years, with renewal options annually thereafter.

         During fiscal 2000, the Company plans to develop the E-Commerce businesses of the Company to include the commercialization of the ATTM card coupled with the fast, low cost, easy to use secure credit and debit card authorization/payment system. These provide a unique foundation that will be able to handle a large customer E-Commerce base and can easily be expanded. After limited initial development capital funding, these component parts are planned to be self-financing with profits and positive cash flows.

         In February 1999, the Company engaged Union Trading Financial, Ltd., of Geneva, Switzerland, to conduct a "best efforts" underwriting to raise the sum of $25 million, to finance the acquisition of selected technologies, including the ATTM Card, Universal Syntropy, and to incubate the development and marketing of these technologies. The Agreement was cancelled in May 1999.

         In March 1999, a "report" was made by Barrington Financial Securities, believed by the Company at the time to be an "independent analyst" and a press release and research report was issued. On April 8, 1999, the Company learned that Barrington is an affiliate of Union Trading. The Company rescinded any projections of income and issued a press release about the non-independence of Barrington.

         From February 1999 the operations of the Company were focused on acquiring and developing businesses and technologies in E-Commerce. The policy of the Board is that the Company should be a low overhead Company whose aim is to acquire and integrate established profitable and positive cash flow businesses which have proven technologies addressed at and able to exploit the world wide and growing E-Commerce and Internet markets. It is not the policy of the Company to be a Research and Development Company. The Company has no business operations as of the date of this report or at June 30, 1999.

Disclosure Items:

         (a)      Investigation by Securities & Exchange Commission

         On April 19, 1999, the United States Securities and Exchange Commission commenced a Formal Investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof. In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunction against further violation of securities laws and rules.

         (b)      Unauthorized Issue of Shares

         The Company learned in May 1999 that certificates were issued for common shares of GS Telecom, Ltd. which were in the 6000 number series and were neither countersigned by American Share Transfer and Trust, Inc. (the prior transfer agent) nor by Colonial Stock Transfer Co., Inc. (the current transfer agent). The Company has determined that all such certificates are invalid and has so notified the Securities & Exchange Commission, Depository Trust Corporation, and its current transfer agent, Colonial Stock Transfer Co, Inc. From the current information available, it appears that invalid certificates, totaling approximately 800,000 shares have been submitted for transfer. From its investigation, it appears to the Company that Union Trading Financial Limited and one Werner Wassler were involved in the unauthorized issuance.

         The Company has severed all relationships with Union Trading Financial, Ltd./Werner Wassler and/or any of their associates or affiliates which have become known to GST.

         The Company is considering appropriate legal action to be taken specifically against Union Trading Financial, Ltd. and its associates/affiliates in relation to misrepresentations and the unauthorized distribution of stock.

DEBT OF THE COMPANY

Notes Payable

The notes payable at June 30, 1999 are summarized as:

Unsecured 9% notes payable to an
individual dated February 19, 1998
and March 31, 1998, payable on
demand.                                                        $212,400

8% convertible notes payable issued
November 20, 1997, due September 30, 2000.                     $376,500
                                                                -------
                                                      Total    $588,900
                                                               ========

         All the notes are classified as a current liability because the Company has an outstanding dispute with the note holders.

         During fiscal 1999, the Company and holders of $588,900 in notes payable became involved in a dispute. The Company charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions.

         The Holders of the Notes have the option to convert one hundred percent (100%) of the original principal amount of the Note issued to the Holder at any time after the 120th day following the date of issue, into shares of the Company's Common Stock at a conversion price equal to the lower of $2 per share or at twenty five percent (25%) less than the average closing bid price of the Company's Common Stock for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof. Notwithstanding the foregoing, if, after the effectiveness of the Registration Statement or if an exemption is available from registration, the closing bid price of the Company's Common Stock reaches four dollars for the five (5) consecutive trading days ending on the trading day immediately preceding the date thereof, the Company shall have the option of forcing conversion up to Fifty Percent (50%) of the original principal amount of the Notes originally issued to the Holder, and if, after such effectiveness, the closing bid price of the Company's Common Stock reaches eight dollars, the Company shall thereafter have the option of forcing conversion up to One Hundred Percent (100%) of the original principal amount of the Notes issued to the Holder. Up to the date of this Report the Company has received no request for conversion.

         During fiscal 1999, three stockholders loaned the Company a total of $161,776 with interest accrued at 9% per annum (an unpaid total of $1,866 at June 30, 1999). The loans are unsecured and payable on demand.

     During fiscal 1998, three former directors and/or officers loaned the GST Limited, Isle of Man subsidiary a total of $288,048 of which $281,416 is outstanding at June 30, 1999. These unsecured advances are non-interest bearing and due on demand.

Plan of Seeking Other Business Opportunities

         The Company's purpose will be to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company will not restrict its search to any specific business, industry or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Qs or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer.

         It is anticipated that the Company will incur expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction.

         The Colorado Revised Statutes of the Company provide that the Company may indemnify officers and/or directors of the Company for liabilities, which can include liabilities arising under the securities laws. Therefore, assets of the Company could be used or attached to satisfy any liabilities subject to such indemnification.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

     History of Operating Losses and Minimal Assets and Revenue. The Company has had a history of operating losses and has not had any earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination or development of business. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity except as described in the "Business" section preceding this. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting only part-time to the business of the Company. None of the Company's current officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

         Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or principal shareholders of other blank check companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest.

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with other private companies which may, in all likelihood, result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

         Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Board of Director Changes

     Dr. Steven Gillam and Andrew Castle were appointed as Directors in October 1998. In July 1998, Mr. Gary Botha was appointed as Director.

         Ms. Joslin Bennett, appointed as a Director in January 1998, resigned in April 1999.
         Gary Botha resigned as Director after June 30, 1999.
         David Innes resigned as Director in October, 1998.
         In July 1999 Dr. Steven Gillam resigned as Chairman and Director.
         In November 1999 Andrew Castle offered his resignation and it was accepted by the Board. In July 1999 the following Board appointments were made:

                           Mr. Francis Guy Lewis Askham as Chairman
                           Mr. Gervaise-Brazier as Chief Executive and
                           Mr. Sam Lupton as Director

         (See Management Experience for detailed management experience)

Governmental Regulations

         The Company has not been involved in any bankruptcy, receivership or similar proceeding during its existence.

Research and Development

         The Company spent $0 on research and development activities during the fiscal year ended June 30, 1999 and 1998.

Environmental Regulations

         Compliance with federal, state and local provisions regulating the discharge of materials into the environment does not have any material effect on the on the capital expenditures, earnings and competitive position of the Company.

Employees

         As of June 30, 1999, the Company was employing only its three directors and one other staff member, on a part-time basis.

Status of Products:                                  None

Competition:                                         None

Raw Materials:                                       None

Customer Dependence:                                 None

Patents, Trademarks, and Licenses:                   None at June 30, 1999.

Government Approval:                                 None pending.


ITEM 2.           DESCRIPTION OF PROPERTY
-----------------------------------------

(a) Properties:            None

         The Company currently maintains administrative offices and receives mail at:

                  First Floor Southbank House, Black Prince Road, London SE1 7SJ Telephone No: (44) 1481 252 701 Fax: (44) 1481 251103

(b) Investment Policies

         The Company does not invest in, have investments in real estate or real estate mortgages, nor does the Company have securities of or interests in persons engaged in real estate activities.

(c) The Company does not own real estate.


ITEM 3.           LEGAL PROCEEDINGS
-----------------------------------

         (a) The Company is a defendant in a lawsuit entitled GST Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom, LTD, in which plaintiffs sought an Injunction and Damages for trademark infringement. The Company consented to judgment and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company agreed to change its name within four months after judgment. The Court entered Judgment April 22, 1999. The Plaintiffs have since sought a Contempt Citation against the Company, set for December 17, 1999, for failing to comply with the Court Order. The Company intends to attempt to change its name as soon as this 10K is filed and a Section 14c Proxy Statement is filed, cleared and mailed to shareholders of the Company.

         (b) The Company has been notified that it is the subject of a Formal Investigation by the Securities & Exchange Commission relating to matters occurring from January 1999 to date. No prediction can be made of any result or outcome. An adverse decision or result of the investigation could be material to the Company, and could result in civil and criminal penalties, sanctions and fines.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

         No matter was submitted to a vote of the Company's shareholders during the year ended June 30, 1999.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

(a) Market Information

         The following table shows the range of high and low bid quotations of the shares of the Company's common stock for the eight fiscal quarters ended June 30, 1999.

         Period
Year Ended June 30, 1998                   High Bid                   Low Bid
------------------------------------------------------------------------------

First quarter                               0.00                       0.00
Second quarter                              0.00                       0.00
Third quarter                               2.00                       0.00
Fourth quarter                              2.87                       2.00

Year Ended June 30, 1999                   High Bid                   Low Bid
------------------------------------------------------------------------------

First quarter                               2.60                       1.87
Second quarter                              1.00                       0.05
Third quarter                               6.94                       0.38
Fourth quarter                              7.94                       1.25

         The shares are traded in the over-the-counter market. The above quotations were furnished by the National Quotation Bureau Incorporated. Such quotations represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not represent actual transactions.

(b) Holders

         As of June 30, 1999, the Company had approximately 490 shareholders of record.

(c) Dividends

         The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and results of operation during the periods in the accompanying consolidated financial statements.

         During the fiscal year the business of the Company was significantly altered. At June 30, 1998 the Company had no business and no active operations. At June 30, 1999 it is engaged in seeking Internet/E-Commerce business and acquiring the necessary services and skills of management. In addition it has entered into agreements to acquire IPR and software licenses, which were at an incomplete stage.

Liquidity

         The Company had a net cash balance of $51 at June 30, 1999, and no other liquid assets. Receivables amount to $3,833.

         The Company has actively sought operations in E-Commerce as described above. It anticipates seeking acquisition or merger candidates in the future.

         During fiscal 1999, three stockholders loaned the Company a total of $163,642, with interest accrued at 9% per annum (an unpaid total of $1,866 at June 30, 1999). The loans are unsecured and payable on demand. Since June 30, 1999 shareholders have increased their loans to the Company to $401,930.

         The Company's outstanding debt level, including for both years the Loan Notes of $588,900 and the accrued interest thereon, increased to $2,074,823 from $1,597,557 in the fiscal year ended June 30, 1998.

     Working capital increased from a deficit of ($ 1,577,310) at June 30, 1998, to a deficit of ($2,050,910) at June 30, 1999.

         An offer, was made in November 1999, to purchase GST Limited (of the Isle of Man) and its subsidiaries. Since the terms of the offer had the effect of relieving the Company of all the UK liabilities and with the GST assets being minimal, the offer was accepted. The result is that the assets and liabilities of the UK operations, effective for the 2000 fiscal year, will no longer be consolidated with those of the Company, with the attendant improvement in the debt and equity position of the Company. The financial effect of this sale is that net liabilities will be reduced by approximately $800,000 and accumulated deficit by the same amount.

Capital Resources

         The Company has no capital resources as of June 30, 1999 or the date of this report.

         The Company has no other known material commitments for capital expenditures. Other than the need to raise significant funds to develop any business the Company has no additional plans, agreements, or commitments concerning any transaction, which would require the Company to use a significant amount of capital. The Company has no sources of capital at year-end.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1999 TO YEAR ENDED JUNE 30, 1998.

         Revenues collected in the year ended June 30, 1999 was in the amount of $0, which compared to revenues for the year ended June 30, 1998, of $65,431. The Company had a cost of sales of $0 for year ended June 30, 1999, compared to cost of sales of $134,645 in year ended June 30, 1998. General and administrative expense for the years ended June 30, 1999 and 1998 were $ 618,584 and $826,397 respectively. Total losses before discontinued operations were ($670,457) in 1999 and ($895,611) in 1998. The net loss for the year ended June 30, 1999 was ($ 670,457). For the year ended June 30, 1998 the net loss was ($1,753,524) after ($857,913) of losses from discontinued operations.

         Loss per share for year ended June 30, 1999 was ($0.01) and ($0.01) per share, before and after discontinued operations, respectively, compared to ($.11) and ($0.22) per share for year ended June 30, 1998.

         The management of the Company does not believe that inflation has had any material effect on the Company during the years ended June 30, 1999 and 1998.

Year 2000 Issues

         Year 2000 problems result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. These problems may affect may computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely extensively on information technology ("IT") systems. The IT software and hardware systems the Company operates are all publicly available, pre-packaged systems that are readily replaceable with other functionally similar systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems in its IT software and hardware systems.

         The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, government offices and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company's IT and non-IT systems or third-parties.

ITEM 7.           FINANCIAL STATEMENTS
--------------------------------------

         The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-13.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their reports to the subject matter of the disagreement(s).

         The audit  report by Oatley  Bystrom & Hansen for the years  ended June
30, 1999 and 1998, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern.

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification specified above.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------

(a)      Identification of Directors.

         The present term of office of each director will expire at the next Annual Meeting of Shareholders. The name, position with the Company, age of each director and the period during which each director has served are as follows:

Name and Position in the Company                      Age   Director Since

Mr. Francis Guy Lewis Askham, Chairman                68    July 29, 1999

Mr. Colin P Gervaise-Brazier, Chief Executive         56    July 29, 1999

Mr. Sam Lupton, Director                              46    July 29, 1999

Mr. Andrew Castle, Director                           47    October 1998
                                                            Resigned in November
                                                            1999

Mr. Gary Botha, Director and Secretary                58    July 1998
                                                            Resigned in October
                                                            1999

Ms Joslin Bennett                                     49    January 1998,
                                                            Resigned in April
                                                            1999

Dr Steven Gillam, Former Chairman                     46    October 1998
President and CEO                                           Resigned in July
                                                            1999

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

Identification of Executive Officers.

         Each executive officer will hold office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's bylaws. The Company's executive officers, their ages, position with the Company and periods during which they have served are as follows:

Name and Position in the Company                Age    Officers Since
---------------------------------------------------------------------
Mr. Colin P Gervaise-Brazier,
Chief Executive and President                   56     July 29, 1999

Dr. Steven Gillam                               46     October 1998
(Chairman of the Board and President                   Resigned in July 1999
at June 30, 1999 but since resigned)

Andrew Castle                                   46     October 1998
(CEO at June 30, 1999 but since resigned)              Resigned in November 1999

Business Experience

         The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company at June 30, 1999:

         Mr. Francis Guy L Askham, age 68, has been Chairman and Director of GS Telecom since August 1999. Mr. Askham attended Hurst Pierpoint College from 1944 through 1948. He became a Chartered Accountant in 1954. He has been a Business Consultant from 1982 to date. He is currently a Director and Chairman of Wilshaw Plc and Deputy Chairman of Southampton Leisure Holdings Plc and non-executive Director of International Energy Group Ltd.

         Mr. Colin Gervaise-Brazier, age 56, is CEO and Director of GS Telecom since July 1999. He attended Elizabeth College, Guersey Channel Islands and obtained a GCSE in 1961 in English Literature and Language and attended Vauxhall College in Business Management studies. From 1995 to 1997 he has been General Manager and Sales Manager of Vale Garage, Ltd. From 1989 to 1994 he was a Director of OCS Bureau, Ltd. He was appointed as a Director of GS Telecom, Ltd. in August 1999. He is CEO of Torbay Holdings, Inc., appointed in 1999.

         Sam Lupton, age 46, is the Secretary and Director of GS Telecom, Ltd. since July 1999. He was educated at Downing College, Cambridge, UK, and graduated with an M.A. (Hous) in Natural Services. He was recruited into AT&T in 1994 from Cable & Wireless (UK). He was responsible for service development and profit responsibility for all voice systems. He launched VPN (SDN) services and brought long distance & freephone (800) services to market. Mr. Lupton left AT&T in 1997 to become an Independent Consultant. As an Independent Consultant he covered a number of assignments during 1997 to 1999 including: IPO and flotation of Telecom Plus Plc on OFEX in UK; Private placement for Eurocall Limited, a large UK telecom reseller; Development of Speedial in Ireland to provide telecoms and added value services to residential customers.

     Dr. Steven Gillam, age 46, became Chairman, President, and a Director of the Company in October 1998. He has been Chairman of Jectabor Limited since 1987. He is founding director of North Derbyshire Doctors Limited. He has been a practicing physician since 1979. He received his education with a Doctorate from St. George's Hospital Medical School in London in 1975. He is Chairman of Manex Entertainment, Manex Visual Effects, and Manex Studios businesses which he co-founded since 1997. Dr. Gillam resigned as a Director, President and Chairman in July 1999.

         D. Andrew Castle, age 46, became a CEO and Director of the Company in October 1998. He received his education at Kings College with an LLB degree in 1975. He has been Chief Executive of Manex Group since 1998. He acted as Acquisitions Director for Grand Heritage Hotels Group in 1998. He has been a corporate consultant to Fox Brooks Marshall, a Manchester U.K. law firm since 1993. Prior to 1993, he was a practicing solicitor in the U.K. He has been a Director of Manchester Exchange Trust LTD since 1998, a Director of Manchester Exchange Investment Company since 1998, a Director of Manex Brokers, Ltd., and Manex Investments and Manex Corporate Services since 1998. Mr. Castle offered his resignation in November 1999, and the Board accepted it.

         Gary Botha, age 57, was appointed as a Director in July 1998. Mr. Botha received his education at Glenwood High School and Natal University with a degree in Accountancy in 1963. He became a chartered accountant (South Africa) in 1965. He wass a partner with Whinney Murray & Co., Chartered Accountants (now Ernst & Young) from 1973 to 1977. From 1977 to 1982 he was Finance Director of AW Galadari (Holdings) Limited of Dubai and Singapore. From 1983 to 1986 he was Chief Executive Officer of Asian Real Estate Development, Inc. Since 1987 he has been a private business consultant in the U.K. Mr. Botha resigned as Director and Secretary in October 1999.

Family Relationships. There are no family relationships between the executive officers and directors of the Company.

Involvement in Legal Proceedings.  See Item 3 - Legal Proceedings.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(a) forms they file.

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

                  a.  David Innes        Former President and Director (at June
                                         30, 1998)
                  b.  Gordon Bliss       Former Director resigned during year
                  c.  Joslin Bennett     Former Director resigned during year
                  d.  Marshall Kaye      Former Director resigned during year
                  e.  Andrew Castle      Director, CEO (resigned after year end)
                  f.  Gary Botha         Secretary and  Director (resigned after
                                         year end)
                  g.  Steven Gillam      President and Director (resigned after
                                         year end)

         2. For each person, listed by subparagraph letter above:

Number of late           Number of                       Known failures
reports                  transactions not reported       to file forms
                         on a timely basis

a.       3               January 1998 - 1                Forms 3, 4, and 5
b.       2               unknown                         Forms 3 and 5
c.       2               unknown                         Forms 3 and 5
d.       2               unknown                         Forms 3 and 5
e.       2               April 1, 1999, Oct. 1998        Forms 3, 4 and 5
f.       2               April 1, 1999, Oct. 1998        Forms 3 and 5
g.       2               April 1, 1999, Oct. 1998        Forms 3, 4 and 5


Conflicts of Interest

         Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

         Certain of the officers and directors of the Company are directors and principal shareholders in other blank check companies, and officers and directors of the Company may in the future become shareholders, officers or directors of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

         The officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If the Company and the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies were formed. All directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions.

         The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest.

Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

         There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The Company accrued a total of $198,232 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended June 30, 1999. No cash bonuses were or are to be paid to such persons.

         The following table sets forth for the Company's fiscal year ended June 30, 1999, the compensation paid by the Company for services rendered in all capacities to the Company to the persons who at June 30, 1999, were the President and the Chief Executive Officer of the Company. No other executive officers of the Company received salary and bonus from the Company in excess of $100,000 during such fiscal year.


                                       SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                                     Annual Compensation                                  Awards


Name & Principal                Fiscal            Salary            Bonus           Other            Restricted         Securities
Position                        Year              ($)               ($)             Annual           Stock              Under-
                                                                                    Comp-            Award(s)           lying
                                                                                    ensation         ($)                Options/
                                                                                    ($)                                 SARs (#)
Steve Gillam,                   1998              $65,135           0               0                **                 0
President                       1997              0                 0               0                0                  0
                                1996              0                 0               0                0                  0

Gary Botha,                     1998              $81,030           0               0                0                  0
Secretary                       1997              0                 0               0                0                  0
                                1996              0                 0               0                0                  0

Andrew Castle,                  1998              $52,067           0               0                **                 0
CEO                             1997              0                 0               0                0                  0
                                1996              0                 0               0                0                  0


     **Restricted common stock shares totaling 19,360,000 each were issued on April 1, 1999.
(See "Certain Relationship and Related Transactions"). 4,280,000 shares were issued to Masstech, Inc. which is beneficially owned by Steven Gillam.

         Option/SAR Grants Table (None).

         Aggregated   Option/SAR  Exercises  in  Last  Fiscal  Year  and  FY-End
         Option/SAR value (None).

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

Stock Options

         No stock options were granted or exercised Company's last fiscal year ended June 30, 1999, and the Company has no stock options outstanding at June 30, 1999.


            DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED JUNE 30, 1999

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives).

                                                     Cash Compensation                           Security Grants


Name                                      Annual           Meeting           Consulting          Number           Number of
                                          Retainer         Fees ($)          Fees/Other          of               Securities
                                          Fees ($)                           Fees ($)            Shares           Underlying
                                                                                                 (#)              Options/
                                                                                                                  SARs (#)
a. Director, David Innes                  0                0                 0                   0                0
b. Director, Gordon Bliss                 0                0                 0                   0                0
c. Director, Joslin Bennett               0                0                 0                   0                0
d. Director, Marshall Kaye                0                0                 0                   0                0
e. Director, Gary Botha                   0                0                 0                   0                0
f. Director, Andrew Castle                0                0                 0                   0                0
g. Director, Steven Gillam                0                0                 0                   0                0


ITEM 11.         SECURITY, OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         (a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth as of June 30, 1999, the number of shares of the Company's no par value common stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding common stock, sets forth the number of shares of the Company's outstanding common stock beneficially owned by each of the Company's current directors and officers, and sets forth the number of shares of the Company's common stock beneficially owned by all of the Company's current directors and officers as a group:


                                                                       Amount and Nature
Name of Beneficial                          Position                   of Beneficial             Percent of
Owner of Common Stock                       with Company               Ownership                 Class
---------------------------------------------------------------------------------------------------------------
Dr. Steve Gillam                            Former Chairman            23,640,000                39.1%
(Appointed Oct. 1998)                       President & Director
Resigned July 1999)

Mr. Andrew Castle                           Former CEO                 19,360,000                32.2%
(Appointed Oct. 1998)                       and Director
(Resigned late 1999)

Mr. Gary Botha                              Secretary                  0                         0%
(Appointed July 1998)                       and Director
(Resigned October 1999)

Total Owned by Officers
and Directors                                                          43,000,000                71.3%


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

         (a) and (b) Transactions with Management and others and Certain Business Relationships.

         Certain assets consisting of "Intellectual Property Rights" and the minority interests in the Manex companies represented to be developing the intellectual property were acquired on April 1, 1999 for issuance of a total of 43,000,000 shares of common stock issued: 19,360,000 shares each to Dr. Steven Gillam and Andrew Castle, and 4,280,000 shares to Masstech, Inc. (which is beneficially controlled by Dr. Steven Gillam). Certain Escrow restrictions were placed upon the shares conditioned.

         The Company paid no management fees to any entity owned by a stockholder/director/ officer in 1999 or 1998.

         (c) Indebtedness of Management. No director or executive officer of the Company and no associate of any such director or executive officer was indebted to the Company at any time since the beginning of the Company's last fiscal year in an amount in excess of $60,000.

         (d) Transactions with Promoters. Werner Wassler/Union Trading were promoters, who issued or caused to be issued unauthorized, unregistered shares of stock estimated at 800,000 shares, purportedly from the Company.

         (e) A 50% interest in Associated Power Industries (API) was purchased by the wholly owned subsidiary GST Limited of the Isle of Man. Under the purchase agreement signed in June 1997, 50% of API was purchased for (pound)100,000 (UK) cash and 222,626 common shares issued to the two other Directors of API, Michael Beddingham and Robert Curley. In the acquisition by the Company of GST Limited in 1997, David Innes, then President and Director, was issued the following shares:
                  David Innes                                 1,057,018 shares
                  Raehill Investments                         1,286,280 shares
     Mr. Innes in 1997/8 advanced to the Company a total of (pound)65,000 (UK) through his own Trust, Raehill Investments. He also sold Raehill 300,000 shares at a price of (pound) .01 per share which reduced the advance by $3,000.

                  The Company agreed to issue common stock to the following consultant companies who arranged the Masstech/Castle/Gillam acquisition as follows:
                  Brent Trust                                 235,400 shares
                  Panacon Anstalt                             2,129,600 shares
     These may be issued as soon as, and if, the shares of Masstech/Gillam/Castle are released from Escrow.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------

         (a)      Lists of Exhibits Required by Item 601 of Regulation S-B

         (3.1)  Articles  of  Incorporation,   as  amended,   which  are  hereby
incorporated herein by reference to Exhibit (3.1) to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1993.

         (3.2) Bylaws as amended through October 14, 1987, which are hereby incorporated herein by reference to Exhibit (3.2) to the Company's Annual Report on form 10-K for the fiscal year, ended June 30, 1993.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fiscal year ended June 30, 1999.

                           September 30, 1998*
                           January 21, 1999*
                           May 26, 1999*
                           June 1, 1999*
                           June 11, 1999*

*Previously filed and incorporated by reference as filed with the Securities and Exchange Commission.

         (c) Financial statements of GS Telecom Limited:

                                                                     Page
                  Reports of Independent Accountants                 F-1 and F-2
                  Balance Sheets                                     F-3
                  Statement of Operations                            F-4
                  Statements of Cash Flow                            F-5
                  Statements of Shareholders' Equity                 F-6
                  Notes to Financial Statements                      F-7

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 3, 1999


                                           GS Telecom Limited
                                           a Colorado corporation


                                           By:/s/Gervaise Brazier
                                              ------------------------
                                              CP Gervaise-Brazier,
                                              President and CEO



                                           By:/s/S. Lupton
                                              ------------------------
                                               S Lupton - Secretary



                                           DIRECTORS:


                                           By:/s/FG Askham
                                              -------------------------
                                               Printed Name:  FG Askham


                                           By:/s/Gervaise Brazier
                                              -------------------------
                                               Printed Name: CP Gervaise-Brazier


                                           By:/s/S. Lupton
                                              -------------------------
                                               Printed Name: S Lupton

OATLEY BYSTROM & HANSEN
Greenwood Village, Colorado


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

November 15, 1999
To the Board of Directors
GS Telecom Limited
London, England

We have audited the accompanying consolidated balance sheet of GS Telecom Limited as of June 30, 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GST Limited, a wholly owned Isle of Man subsidiary, which financial statements reflect all of the revenues of the 1998 consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for GST Limited for the year ended June 30, 1998 is based solely on the report of the other auditors.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of GS Telecom Limited at June 30, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note A to the financial statements, the Company has incurred significant recurring losses and has substantial working capital and stockholders' deficits as of June 30, 1999. At June 30, 1999, the Company had no substantial product, services or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Oatley Bystrom & Hansen

STEIN RICHARDS
Chartered Accountants
London, England

REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

15th November 1999

To the Board of Directors
GS Telecom Limited
London, England


We have audited the consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) of GST Limited (Isle of Man) as of June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GST Limited (Isle of Man) for the year ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As disclosed in the financial statements, the Company discontinued operations as of June 30, 1998. At June 30, 1998, the Company had no substantial product, services or properties and requires significant additional financing to satisfy its outstanding obligations and commence operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Other than specific provisions included in the accounts, the financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


STEIN RICHARDS
Chartered Accountants
Registered Auditors

/s/ Stein Richards

GS TELECOM LIMITED
CONSOLIDATED BALANCE SHEET
June 30, 1999

ASSETS

CURRENT ASSETS

     Cash                                                             $     51
     Accounts receivable                                                 3,833
     Prepaid and other current assets                                   20,029
                                                                        ------
        Total current assets                                            23,913

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $1,191                                                           1,191
                                                                         -----

DEPOSITS                                                                60,000

        Total assets                                                  $ 85,104
                                                                      ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Convertible and demand notes payable                            $ 588,900
     Loans from shareholders                                           163,642
     Accounts payable                                                  581,227
     Payable to affiliates and related parties                         281,416
     Accrued expenses                                                  254,507
     Accrued salaries and wages                                        130,797
     Accrued interest payable                                           72,947
     Bank overdraft                                                      1,387
                                                                     ---------
        Total current liabilities                                    2,074,823
                                                                     ---------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value; 100 million shares authorized:
        60,056,414 shares issued and outstanding, respectively       1,380,357
     Accumulated deficit                                            (3,390,634)
     Foreign currency translation adjustments                           20,558
                                                                     ---------
        Total stockholders' (deficit)                               (1,989,719)

        Total liabilities and stockholders' equity (deficit)          $ 85,104
                                                                      ========

                            See accompanying notes.



GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                               Year Ended June 30,
                                                                                        -----------------------------------

                                                                                                   1999               1998
                                                                                        ----------------   ----------------

NET SALES                                                                                           $ -           $ 65,431

COST OF SALES                                                                                         -           (134,645)
                                                                                                -------           ---------

     Gross income (loss)                                                                              -            (69,214)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                                     618,584            826,397
INTEREST EXPENSE                                                                                 51,873                 -
                                                                                                -------            -------

        Loss from continuing operations                                                        (670,457)          (895,611)
                                                                                               ---------          ---------

DISCONTINUED OPERATIONS:
     Discontinued operations                                                                          -           (140,099)
     Write-off investment in unconsolidated subsidiary                                                -           (242,447)
     Write-off goodwill of consolidated subsidiaries                                                  -           (475,367)
                                                                                               --------           ---------

        Loss from discontinued operations                                                             -           (857,913)
                                                                                               --------           ---------

NET INCOME (LOSS)                                                                            $ (670,457)       $(1,753,524)
                                                                                             ===========       ============




BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:

     (LOSS) FROM CONTINUING OPERATIONS                                                          $ (0.01)           $ (0.11)

     (LOSS) FROM DISCONTINUED OPERATIONS                                                             -               (0.11)
                                                                                                -------              ------

     NET INCOME (LOSS) PER SHARE                                                                $ (0.01)           $ (0.22)
                                                                                                ========           ========


     WEIGHTED AVERAGE SHARES OUTSTANDING                                                     50,733,983          8,124,053
                                                                                             ===========         =========


                            See accompanying notes.
                                      F-4



GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                               Year Ended June 30,
                                                                                        -----------------------------------

                                                                                                   1999               1998
                                                                                       ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                       $ (670,457)       $(1,753,524)
     Adjustments to reeconcile net income (loss) to net cash
     provided by operating activities
            Write-off investment in unconsolidated subsidiary                                         -            242,447
            Write-off goodwill of consolidated subsidiaries                                           -            475,367
            Common stock issued for services                                                          -             20,500
            Depreciation and amortization                                                         1,191             52,380
            Changes in operating assets and liabilities:
               Receivables                                                                          105             (3,938)
               Prepaid and other current assets                                                  (3,720)           (16,309)
               Accounts payable                                                                (114,292)           695,519
               Accrued liabilities                                                              434,539             23,712
               Bank overdraft                                                                         9              1,378
                                                                                               --------           ---------
        Net cash flows from (used for) operating activities                                    (352,625)          (262,468)
                                                                                               ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                                       (2,382)           (44,947)
     Deposit to acquire software license                                                        (60,000)                 -
     Investment in unconsolidated subsidiary                                                          -           (242,447)
     Investment in consolidated subsidiaries                                                          -           (332,800)
                                                                                                -------           ---------
        Net cash flows (used for) investing activities                                          (62,382)          (620,194)
                                                                                                --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholder loans                                                                          163,642                  -
     Issuance of common stock                                                                   243,000                  -
     Advances from (repaid to) affiliates and related parties                                    (6,632)           288,048
     Issuance of convertible and other notes payable                                                  -            588,900
                                                                                                -------            -------
        Net cash flows (used for) from financing activities                                     400,010            876,948
                                                                                                --------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          15,048              5,510
                                                                                                -------             ------

NET INCREASE (DECREASE) IN CASH                                                                      51               (204)

CASH AT BEGINNING OF YEAR                                                                            -                204
                                                                                                -------              -----

CASH AT PERIOD END OF YEAR                                                                         $ 51                $ -
                                                                                                  =====               ===


SUPPLEMENTAL DISCLOSURES:
     Net interest paid                                                                              $ -           $ 24,119
     Non-cash investing and financing activities:
        Note payable issued stockholders of acquired subsidiary                                       -            150,000



                            See accompanying notes.



GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                              Common Stock                     Accumulated
                                                                 -------------------------------------  ----------------------
                                                                      Shares             Amount                    Deficit
                                                                 ------------------ ------------------  -------------------
Balances at June 30, 1997                                                  278,220           $966,857            $(966,653)

     Conversion of note payable issued to
          stockholders of acquired subsidiary                           14,500,000            150,000                    -

     Issuance of fractional shares from fiscal
          1997 reverse stock split                                             194                  -                    -

     Stock issued for services                                           2,050,000             20,500                    -

     Net (loss)                                                                 -                  -            (1,753,524)
                                                                        ----------            -------           -----------

Balances at June 30, 1998                                               16,828,414          1,137,357           (2,720,177)

     Stock issued to acquire intellectual property
          and related software rights                                   43,000,000                  -                    -

     Stock issued for cash                                                 228,000            243,000                    -

     Net (loss)                                                                 -                  -              (670,457)
                                                                                --                 --             ---------

Balances at June 30, 1999                                              60,056,414        $ 1,380,357          $ (3,390,634)

                                                                       ===========       ============         =============


                             See accompanying notes

         GS Telecom Limited
         Notes to Consolidated Financial Statements


         Note A - Organization and Business
         Organization and Nature of Business
         -----------------------------------
         GS Telecom Limited (the "Company") was incorporated in Colorado on December 19, 1983. The Company is engaged in seeking internet/electronic commerce business and acquiring the necessary services and skills of management (see Going Concern Considerations below).

         September 16, 1998, the Company entered into an agreement to acquire Masstech, Inc., a Delaware corporation. Subsequently the agreement was modified to provide for the purchase of Masstech's purportedly owned software and intangible property rights ("IPR") and the minority interests of two of Masstech's principals in four special effects film studios that purporedly develop the technology for a total of 43 million shares. In addition, if gross revenues from the IPR and/or the share of profits received attain or surpass $14,000,000 cumulatively by June 30, 2001, then 12 million additional shares shall be issued to the sellers. It is management's assessment that substantial development funding and time is required in order to develop commercially the acquired technology and rights. Also, there are certain significant outstanding legal issues with respect to access and title to the IPR and software. Accordingly, the cost of the assets acquired has not been recorded in the accompanying financial statements.

         Discontinued Operations
         -----------------------
         November 15, 1997, the Company acquired an Isle of Man company; also named GS Telecom Limited (later changed to GST Limited - "GST" - also see Note E). GST has two U.K. wholly owned subsidiaries: Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). GSS' business is the design and marketing of domestic energy savings and home management systems and TECC's business is to market and install commercial energy saving devices. Mainly due to a lack of working capital, neither GSS nor TECC was successful, and Management elected, effective June 30, 1998, to discontinue operations. Accordingly, in fiscal 1998, the Company adopted a plan to pay obligations owed employees and others, resulting in an estimated loss from discontinued operations of $140,099, and expensed un-amortized goodwill totaling $475,367. During fiscal 1999 these subsidiaries as well as GST had no operations and the Company is presently undertaking efforts to divest the entities.

         The assets of the GST subsidiary previously included Associated Power Industries Limited ("API"), a U.K. designer and manufacturer of energy savings systems. During fiscal 1998, Management elected to write-off its investment in API, $242,447, as a result of API's continued operating losses.

         Going Concern Considerations
         ----------------------------
         The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has substantial working capital and stockholders' deficits as of June 30, 1999.

         GS Telecom Limited
         Notes to Consolidated Financial Statements

         At June 30, 1999, the Company had no substantial product, services or properties and requires significant additional financing to satisfy outstanding obligations and to commence operations. Management's plans to address these matters include private placements of stock, obtaining short-term loans, and seeking suitable joint venture relationships in technology and e-commerce fields of business.

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

         Use of Estimates
         ----------------
         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are accrual of costs of discontinued
         operations, assessment of realization of goodwill and investments, useful asset lives for depreciation and amortization, and valuation of stock issued for services and deferred tax benefits. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

         Revenue Recognition
         -------------------
         Sales are recognized when products are shipped or services rendered.

         GS Telecom Limited
         Notes to Consolidated Financial Statements

         Property and Equipment
         ----------------------
         Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:
                                    Equipment                 4  years
                                    Office equipment          4  years

         Depreciation expense recorded in fiscal 1999 and 1998 was $1,191 and none, respectively.

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

         Basic Earnings (Loss) Per Share
         -------------------------------
         Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible notes payable.

         The basic and the dilutive earnings per share are the same in fiscal 1999 and 1998 since the Company had net losses and the inclusion of the effect of the convertible notes would be anti-dilutive.

         GS Telecom Limited
         Notes to Consolidated Financial Statements


         Concentrations
         --------------
         Substantially all activities of the Company were conducted in the U.K. in fiscal 1999 and 1998.

         Note C - Notes Payable and Loans from Stockholders and Former Directors

         Unsecured   9%   notes   payable   to  an
         individual  dated  February  19, 1998 and
         March  31,   1998,   payable  on  demand.
         (See Note F.)                                                  $212,400

         8% convertible  notes payable  issued
         November 20, 1997, due September 30, 2000.
         These notes are classified as a current liability
         because the Company has an outstanding
         dispute with the note holders (see Note F).                     376,500
                                                                        --------
                                                                        $588,900
                                                                        ========

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

         During fiscal 1999, three stockholders loaned the Company a total of $161,776, with interest accrued at 9% per annum (an unpaid total of $1,866 at June 30, 1999). The loans are unsecured and payable on demand. During fiscal 1998, three former directors and/or officers loaned the GST Limited, Isle of Man subsidiary a total of $288,048. These unsecured advances are non-interest bearing and due on demand ($1,968 repaid in fiscal 1999).

         Note D - Income Taxes

         As of June 30, 1999 the accumulated net operating loss carryforward that may be offset against future taxable income, if any, totals approximately $814,000. The loss carryforward expires in varying amounts from 2003 through 2019.

         A tax benefit has not been reported in the accompanying financial statements for the operating loss carryforward because the Company is uncertain as to the likelihood of utilization. Accordingly, the approximate tax benefit of $122,000 of the loss carryforward has been offset by a valuation allowance of the same amount, an increase of $99,500 in fiscal 1999.

         GS Telecom Limited
         Notes to Consolidated Financial Statements


         Note E - Stockholders' Equity

         Conversion of Note Payable
         --------------------------
         On November 15, 1997, the Company acquired GST by issuance of a $150,000 convertible note payable to GST stockholders. On January 6, 1998, the $150,000 note payable was converted into 14,500,000 shares of common stock (approximately $.01 per share).

         Stock Issued for Services
         -------------------------
         On February 10, 1998, the Company issued 2,050,000 shares of common stock to three individuals (two of whom are holders of notes payable from the Company) for services related to the reorganization of the Company. The value of the services were estimated at $20,500 ($.01 per share).

         Convertible Notes Payable
         -------------------------
         (See Note C.)

         Stock Issued for Software and Property Rights
         ---------------------------------------------
         In 1999, the Company purchased software and intangible property rights ("IPR") and the interests in four special effects film studios that use the technology for a total of 43 million shares. As there are certain significant outstanding issues with respect to access and title to the IPR and software, the Company is unable to estimate their associated value, if any. Accordingly, the cost of the assets acquired has not been recorded in the accompanying financial statements.

         Stock Issued for Cash
         ---------------------
         During fiscal 1999, a total of 228,000 shares of common stock were issued to investors in private placements for a total of $243,000 (prices per ranged from $.50 to $1.10).

         Note F - Commitments and Contingencies

         Commitments
         -----------
         The Company leases its present office on a month-to month basis at $850 per month. Rental expense for offices and related facilities in fiscal 1999 and 1998 was $11,963 and $25,171, respectively.

         Contingencies
         -------------
         On April 19, 1999, the United States Securities and Exchange Commission issued a formal private investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof. In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunctive action against further violation of securities laws and rules.

         During fiscal 1999, the Company and holders of $588,900 in notes payable became involved in a dispute. The Company has charged the note

         GS Telecom Limited
         Notes to Consolidated Financial Statements


         holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be predicted, but the Company intends to defend its rights vigorously. These notes are classified as a current liability because of the outstanding dispute.

         During fiscal 1999, prior to the installation of the Company's present management, certain certificates purported to represent approximately 800,000 shares of the Company's stock were invalidly distributed by third parties. The Company is presently considering legal action against the individuals responsible for the unauthorized distribution.

         The Company is a defendant in a lawsuit entitled GST Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom LTD, in which plaintiffs are seeking an injunction and damages for trademark infringement and name infringement. On April 22, 1999, the Company consented to a judgment in Federal District Court in San Francisco and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company also agreed to change its name within four months after judgment. The plaintiffs have since sought a contempt citation against the Company, set for hearing on December 17, 1999, for failing to comply with the court order. The Company intends to change its name as soon as its Annual Report on Form 10-KSB and a Proxy Statement are filed with the Securities and Exchange Commission and mailed to shareholders of the Company.

         Note G - Fair Value of Financial Instruments

         The carrying amounts for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

         The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgement and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

         Note H - Events Subsequent to June 30, 1999 (Unaudited)

         On October 15, 1999, the Company acquired exclusive European and non-exclusive World wide licensing rights to an Asset Transfer Teleminute Manager, Universal Prepaid card (ATTM card) to be used in electronic commerce and other commercial transactions. The term of the agreement is for five years, with renewal options annually thereafter.

         During fiscal 1999, the Company paid a deposit of $60,000 to secure the license. In addition, the agreement calls for the issuance of 3.5 million shares of common stock to the licensor, and that the Company guarantees it a minimum monthly royalty of $80,000.

         On August 23, 1999, the Board of Directors approved a resolution to issue a total of 2.25 million shares to two directors and one former director for services.

         On August 30, 1999, the Board of Directors passed a resolution to issue
         2.365 million shares to a firm of financial advisors for services.

         In August and October 1999, the Company sold a total of 293,000 shares for $57,677.

         From June 30, 1999 through September 30, 1999, shareholder loans increased from $163,642 to $401,930.