Form 10QSB
period 1999-09-30
GS TELECOM LTD
filed 1999-12-15
CIK 754435

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File Number
September 30, 1999                                                0-13313


                               GS TELECOM LIMITED
                            ------------------------
             (Exact name of registrant as specified in its charter)


Colorado                                             36-3296861
--------                                            --------------------
(State of incorporation)                            (I.R.S. Employer
                                                     Identification No.)

         First Floor Southbank House, Black Prince Road, London SE1 7SJ
      --------------------------------------------------------------------
             (Address of principal executive offices) (Postal Code)


Registrant's telephone number, including area code:  44-1481 252 701
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes   X     No
                                     ----       -----

Number of outstanding shares of the registrant's no par value common stock, as of September 30, 1999: 63,168,914.

ITEM I.  FINANCIAL STATEMENTS



GS TELECOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                             SEPTEMBER 30,        JUNE 30,
                                                                                                   1999               1999
                                                                                        ----------------   ----------------
                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS
     Cash                                                                                   $ 1,603              $ 5103
     Accounts receivable                                                                      3,768               3,833
     Prepaid and other current assets                                                        20,263              20,029
                                                                                            -------              ------
        Total current assets                                                                 25,634              23,913
                                                                                            -------              ------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $1,488                                                                                  894               1,191
        ------                                                                                 ----               -----

DEPOSIT                                                                                      60,000              60,000
                                                                                            -------              ------

        Total assets                                                                       $ 86,528            $ 85,104
                                                                                          =========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Convertible and demand notes payable                                                $ 588,900            $ 588,900
     Loans from shareholders                                                               401,930              163,642
     Accounts payable                                                                      564,157              581,227
     Payable to affiliates and related parties                                             276,697              281,416
     Accrued expenses                                                                      233,818              254,507
     Accrued salaries and wages                                                             53,294              130,797
     Accrued interest payable                                                               85,529               72,947
     Bank overdraft                                                                          1,364                1,387
                                                                                        ----------          -----------
        Total current liabilities                                                        2,205,689            2,074,823
                                                                                        ----------          -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, no par value; 100 million shares authorized:
        63,168,914 and 60,056,414 shares issued and outstanding, respectively            1,901,102            1,380,357
     Accumulated deficit                                                                (4,055,703)          (3,390,634)
     Foreign currency translation adjustments                                               35,440               20,558
                                                                                           -------               ------
        Total stockholders' (deficit)                                                   (2,119,161)          (1,989,719)
                                                                                       -----------          -----------

        Total liabilities and stockholders' equity (deficit)                              $ 86,528             $ 85,104
                                                                                         =========             ========


                            See accompanying notes.



GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                Three Months Ended
                                                                                                  September 30,
                                                                                        -----------------------------------
                                                                                        ----------------   ----------------
                                                                                                   1999               1998
                                                                                        ----------------   ----------------
COMPENSATION, GENERAL AND ADMINISTRATIVE EXPENSE                                              $ 641,587           $ 68,690
INTEREST EXPENSE                                                                                 23,482             12,583
                                                                                                -------             ------

        Loss from continuing operations                                                         665,069             81,273
                                                                                               --------             ------

NET INCOME (LOSS)                                                                            $ (665,069)         $ (81,273)
                                                                                             ===========         ==========



BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE                                                 $ (0.011)          $ (0.005)
                                                                                               =========          =========


WEIGHTED AVERAGE SHARES OUTSTANDING                                                          61,327,936         16,828,414
                                                                                             ===========        ==========



                            See accompanying notes.



GS TELECOM LIMITED
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                Three Months Ended
                                                                                                  September 30,
                                                                                        -----------------------------------
                                                                                        ----------------   ----------------
                                                                                                   1999               1998
                                                                                        ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                       $ (665,069)         $ (81,273)
     Adjprovided by operating activities (loss) to net cash
            Common stock issued for services                                                    490,068                  -
            Depreciation and amortization                                                           297                  -
            Changes in operating assets and liabilities:
               Receivables                                                                           65                  -
               Prepaid and other current assets                                                    (234)                 -
               Accounts payable                                                                 (17,070)            27,848
               Accrued liabilities                                                              (85,610)            12,583
               Bank overdraft                                                                       (23)                 -
                                                                                                    ----                 -
        Net cash flows from (used for) operating activities                                    (277,576)           (40,842)
                                                                                               ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholder loans                                                                          238,288                  -
     Issuance of common stock                                                                    30,677                  -
     Advances from (repaid to) affiliates and related parties                                    (4,719)            40,842
     Issuance of convertible and other notes payable                                                  -                  -
                                                                                                     --                  -
        Net cash flows (used for) from financing activities                                     264,246             40,842
                                                                                                --------            ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          14,882                  -
                                                                                                 -------                 -

NET INCREASE (DECREASE) IN CASH                                                                   1,552                  -

CASH AT BEGINNING OF PERIOD                                                                          51                  -
                                                                                                 ------            -------

CASH AT PERIOD END OF PERIOD                                                                    $ 1,603                $ -
                                                                                                ========           =======


                            See accompanying notes.



GS TELECOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

                                                                              Common Stock                     Accumulated
                                                                 -------------------------------------
                                                                 -------------------------------------
                                                                      Shares             Amount                    Deficit
                                                                 ------------------ ------------------  -------------------
Balances at June 30, 1999                                               60,056,414        $ 1,380,357         $ (3,390,634)

     Stock issued to financial advisors for services
          ($.187 per share)                                              2,365,000            442,255                    -

     Stock earned by directors for services
          ($.085 per share)                                                562,500             47,813                    -

     Stock issued for cash ($.166 per share)                               185,000             30,677                    -

     Net (loss)                                                                 -                  -              (665,069)
                                                                        ----------           --------             ---------

Balances at September 30, 1999                                          63,168,914        $ 1,901,102          $ (4,055,703)
                                                                       ===========       ============         =============



                            See accompanying notes.

                               GS TELECOM LIMITED
                         Notes to Financial Statements

Note A - Organization and Business

GS Telecom Limited (the "Company") was incorporated in Colorado on December 19, 1983. The Company is engaged in seeking internet/electronic commerce business and acquiring the necessary services and skills of management.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1999.

The financial statements include the accounts of the Company and its wholly owned subsidiaries: GST Limited (Isle of Man), Guardian Smart Systems Limited, and Total Energy Controls Limited. All intercompany transactions and balances have been eliminated.

The results of operations for the three months ended September 30, 1999, are not necessarily indicative of the results for the remainder of the fiscal year ending June 30, 2000.

Note B - Basic Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of convertible notes payable.

GS TELECOM LIMITED
Notes to Financial Statements

Note C - Loans from Stockholders

During the quarter ended September 30, 1999, three stockholders loaned the Company a total of $238,289 (requiring interest at 9% per annum). The loans are unsecured and payable on demand.

Note D - Stockholders' Equity

Stock Issued Financial Advisors for Services
--------------------------------------------
August 30, 1999, the Board of Directors passed a resolution to issue 2.365 million shares to a firm of financial advisors for services in connection the purchase of software and intangible property rights and interests in four special effects film studios. The estimated cost of the shares issued the advisors ($442,255 or $.187 per share) is based on the trading price of the shares on the date of the resolution.

Stock Issued Directors for Services
-----------------------------------
August 23, 1999, the Board of Directors approved a resolution to issue a total of 2.25 million shares to two directors and one former director for services. The estimated cost of the shares ($.085 per share) is being recognized ratably during fiscal 2000 as they are earned ($47,813 each quarter) and are discounted to take into account the one-year trading restriction on the stock.

Stock Issued for Cash
---------------------
On August 31, 1999, a total of 185,000 shares of common stock were issued to investors in private placements for a total of $30,677 ($.166 per share).

Note E - Events Subsequent to September 30,1999

On October 15, 1999, the Company acquired exclusive European and non-exclusive World wide licensing rights to an Asset Transfer Teleminute Manager, Universal Prepaid card (ATTM card) to be used in electronic commerce and other commercial transactions. The term of the agreement is for five years, with renewal options annually thereafter. During fiscal 1999, the Company paid a deposit of $60,000

GS TELECOM LIMITED
Notes to Financial Statements

to secure the license. In addition, the agreement calls for the issuance of 3.5 million shares of common stock to the licensor, and that the Company guarantees it a minimum monthly royalty of $80,000.

November 17, 1999, The Board of Directors signed and concluded a contract for the sale of its UK subsidiaries (the operations of which had been discontinued effective June 30, 1998). The terms of the sale have the effect of relieving the Company of the UK subsidiaries' assets and liabilities. Therefore, it is anticipated that in the second quarter consolidated net liabilities will be reduced by approximately $800,000 and the accumulated deficit by the same amount.

In October 1999, the Company received $27,000 for the sale of 108,000 shares to a private investor.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of  Operations  for the Three  Month  Period  Ended  September  30, 1999
--------------------------------------------------------------------------------
Compared to Same Period ended September 30, 1998
------------------------------------------------

         As a result of the discontinuance of operations, the Company had no sales revenues and no gross profits in the period in 1999 or 1998.

         In quarter ended September 30, 1999, the Company incurred compensation, general and administrative, and interest expenses of $665,069 resulting in an operating loss of ($665,069). For the same period in 1998, the Company incurred $81,273 of such costs which resulted in an operating loss of ($81,273).

         The Company lost ($.01) per share in the three month period compared to a loss of ($.005) per share in the same period in 1998.

Liquidity and Capital Resources
-------------------------------

         At period end, the Company had $1,603 cash capital and total assets of $86,528. The Company had $2,205,689 in current liabilities at period end. In light of the deficit, ($2,219,161), in current assets and operating capital, the Company will be forced to either borrow or make private placements of stock or debt in order to fund any operations and debt repayment. No assurance exists as to the ability to make private placements of stock or borrow funds. The Company has no operations and no revenues, and, without capital to commence operations, there is substantial likelihood that the Company will not be able to commence any operations.

PART II.

                                OTHER INFORMATION

Item 1.           Legal Proceedings -

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

Item 2.           Changes in Securities

         August 30, 1999,  the Board of Directors  passed a resolution  to issue
2.365 million shares to a firm of financial advisors for services in connection the purchase of software and intangible property rights and interests in four special effects film studios. The estimated cost of the shares issued the advisors ($442,255 or $.187 per share) is based on the trading price of the shares on the date of the resolution.

     August 23, 1999, the Board of Directors approved a resolution to issue a total of 2.25 million shares to two directors, Gerve Brazier (1,000,000) and Sam Lupton (250,000), and one former director, Gary Botha (1,000,000), for services. The estimated cost of the shares ($.085 per share) is being recognized ratably during fiscal 2000 as they are earned ($47,813 each quarter) and are discounted to take into account the one-year trading restriction on the stock.

         On August 31, 1999, a total of 185,000 shares of common stock were issued to investors in private placements for a total of $30,677 ($.166 per share).

Item 3.           Senior Securities

Notes Payable

8% convertible notes issued November 20, 1997 due
September 30, 2000                                               $376,500

9% unsecured notes payable on demand issued on
February 19, 1998 and March 31, 1998                             $212,400
                                                                 --------

         Total                                                   $588,900
                                                                 ========


         As a result of a dispute neither interest nor capital payments required under the terms of the Notes have been made which resulted in a technical default. As a result of an agreement in December 1998 between the Noteholders and the Company; the default situation was waived until June 1999. The notes are in default at the date of this report.

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

Item 4.           Submission of matters to a vote of securities holders.

         None.

Item 5.           Other Information

         None.

Item 6.           Exhibits and Reports on Form 8-K

         a.  The following are filed Exhibits to this quarterly report.  The
numbers refer to the Exhibit Table of item 601 of regulation S-K.         None.

         b. Reports on Form 8-K filed during the three months ended September 30, 1999:

              August 12, 1999 (incorporated by reference)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   December 14, 1999

                                                     GS TELECOM LIMITED
                                                     A Colorado corporation


                                                     /s/ C.P. Gervaise-Brazier
                                                     ---------------------------
                                                     C.P. Gervaise-Brazier
                                                     President and CEO