Form 10QSB
period 1999-12-31
GS TELECOM LTD
filed 2000-02-18
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1999


                               GS TELECOM LIMITED
                               ------------------
             (Exact name of registrant as specified in its charter)




     Colorado                     0-13313                    36-3296861
-------------                     -------                    ----------
(State or other                   (Commission                IRS Employer
jurisdiction of                   File Number)               Identification No.)
incorporation)


             Enterprise House, Ocean Village, Southampton, SO14 3XD,
                         United Kingdom of Great Britain
                         -------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  44 870 710 6390
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

                                 Yes  X        No   ____


Number of outstanding shares of the registrant's no par value common stock as of December 31, 1999: 48,170,457

PART I - FINANCIAL STATEMENTS


GS TELECOM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited
                                                               DECEMBER 31,              JUNE 30,
                                                                       1999                  1999
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS
          Cash                                                 $     4,178           $        51
          Accounts receivable                                            -                 3,833
          Prepaid and other current assets                          10,901                20,029
                                                                    -------               ------
               Total current assets                                 15,079                23,913
                                                                    -------               ------

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $1,785                                                 597                 1,191
                                                                       ----                -----

LICENSE, net of accumulated
amortization of $9,792                                             225,208                60,000
                                                                                          ------

                                                               $   240,884          $     85,104


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
          Convertible and demand notes payable                 $   588,900           $   588,900
          Loans from shareholders                                  410,972               163,642
          Accounts payable                                          67,061               581,227
          Payable to affiliates and related parties                      -               281,416
          Accrued expenses                                         146,600               254,507
          Accrued salaries and wages                                41,526               130,797
          Accrued interest payable                                  98,112                72,947
          Bank overdraft                                                 -                 1,387
               Total current liabilities                         1,353,171             2,074,823

STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock, no par value; 100 million shares
               authorized: 46,264,414 and 60,056,414
                shares issued and outstanding, respectively      1,790,134             1,380,357
          Accumulated deficit                                   (2,902,420)           (3,390,634)
          Foreign currency translation adjustments                       -                20,558
               Total stockholders' (deficit)                    (1,112,286)           (1,989,719)

                                                                $  240,885            $   85,104


See Accompanying Notes



GS TELECOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
                                                                     Three Months Ended                     Six Months Ended
                                                              December 31,                           December 31,
                                                             1999                  1998              1999                 1998
GENERAL AND ADMINISTRATIVE EXPENSE                        $    175,463          $    (57,438)     $    374,795          $   108,739
INTEREST EXPENSE                                                21,625                12,583            45,107               25,166
                                                               -------                                 -------               ------

     Profit (Loss) from continuing operations                 (197,088)              (70,021)         (419,902)            (133,905)

INCOME FROM DISCONTINUED OPERATIONS                            908,116                     -           908,116                   -
                                                              --------                    --          --------                   -

NET INCOME (LOSS)                                            $ 711,028             $ (70,021)       $  488,214            $(133,905)
                                                            ==========             ==========       ==========           ===========



BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE

(LOSS) FROM CONTINUING OPERATIONS                                  $ -                   $ -           $ (0.01)             $ (0.01)

INCOME FROM DISCONTINUED OPERATIONS                               0.02                     -              0.02                    -
                                                                  -----                   --             -----                    -

PER SHARE NET PROFIT (LOSS)                                     $ 0.01                   $ -            $ 0.01               $(0.01)
                                                                =======                  ====           =======             ========

WEIGHTED AVERAGE SHARES OUTSTANDING                         48,170,457            16,828,414        54,382,104            16,828,414
                                                           ===========           ===========       ===========            ==========


See Accompanying Notes



GS TELECOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited                                                                   Six Months Ended
                                                                        December 31,
                                                                       1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $     488,214            $(133,905)
Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
          Common stock issued for services                           97,750                    -
          Depreciation                                                  594                    -
          Amortization                                                9,792                    -
          Changes in operating assets and liabilities:
               Receivables                                            3,833                    -
               Prepaid and other current assets                       9,128                    -
               Accounts payable                                    (514,167)              55,696
               Accrued liabilities                                 (172,013)              25,166
               Bank overdraft                                        (1,387)                   -
                                                                     -------                   -
          Net cash flows from (used for) operating activities       (78,256)              78,209
                                                                    --------              ------

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans                                                   247,330                    -
Issuance of common stock                                            137,027                    -
Advances from (repaid to) affiliates and related parties           (281,416)                   -
Issuance of convertible and other notes payable                           -                    -
                                                                         --                    -
          Net cash flows (used for) from financing activities       102,941                    -
                                                                    --------                   -

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (20,558)                   -
                                                                    --------                   -

NET INCREASE (DECREASE) IN CASH                                       4,127                    -

CASH AT BEGINNING OF PERIOD                                              51                    -
                                                                         ---                   -

CASH AT PERIOD END OF PERIOD                                    $     4,178                    -
                                                                    ========              =======

See Accompanying Notes



GS TELECOM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited

                                                           Common Stock                         Accumulated
                                                Shares                    Amount                    Deficit
                                                                            $                     $
Balances at June 30, 1997                           278,220                    966,857              (966,653)

Conversion of note payable issued to
stockholders of acquired subsidiary              14,500,000                    150,000                     -


1997 reverse stock split                                194                          -                     -

Stock issued for services                         2,050,000                     20,500                     -

          Net (loss)                                      -                          -             (1,753,524)
                                                         --                         --            -----------

Balances at June 30, 1998                        16,828,414                  1,137,357            (2,720,177)

Stock issued to acquire intellectual property
and related movie interests                      43,000,000                          -                     -

Stock issued for cash                               228,000                    243,000                     -

          Net (loss)                                      -                          -               (670,457)
                                                         --                         --              ---------

Balances at June 30, 1999                        60,056,414             $    1,380,357        $   (3,390,634)

Stock issued advisors for services                2,365,000                    442,255                     -

Recission of stock issued advisors
          for services                           (2,365,000)                  (442,255)                    -

Stock earned by directors for services
          ($.085 per share)                       1,150,000                     97,750                     -

Stock taken out of escrow and rescind           (21,500,000)                         -                     -

Stock issued for ATTM license                     3,500,000                    175,000                     -
          ($0.05 per share)

Stock issued for cash
          $0.10 to $0.19 per share                  693,000                    137,027                     -

Net income for the six months                             -                          -               488,214
                                                         --                         --              -------

Balances at December 31, 1999                    43,899,414             $    1,790,134        $   (2,902,420)
                                                 ==========             ==============        ===============

See Accompanying Notes


         GS Telecom Limited - Notes to Financial Statements - December 31, 1999

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

         The results of operations for the six months ended December 31, 1999, are not necessarily indicative of the results for the remainder of the fiscal year ending June 30, 2000.

         Discontinued Operations
         -----------------------

         On November 17, 1999 the Company sold, to Meronvine Limited, its interest in GST Limited ("GST") including its two U.K. wholly owned subsidiaries: Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC") and its interest in Associated Power Industries Limited ("API").

         Consideration paid by Meronvine for the subsidiaries was assumprtion of outstanding debts which previously had been carried in the consolidated financials. Accordingly, the Company realized income from discontinued operations of approximately $908,000.

         License Agreement for use of ATTM card
         --------------------------------------

         On October 15, 1999 the Company signed a license with World Innovation Netcomm Services Inc. (WINS), to use their Asset Transfer Teleminute Manager (ATTM) technology.

         The license agreed is an exclusive license for Europe and a world-wide license for e-commerce applications. The license is for 5 years and renewable annually. During fiscal 1999, the Company paid a deposit of $60,000 to secure the license. In addition, the agreement calls for the issuance of 3.5 million subsequently registered shares of common stock to the licensor. The shares were issued in November 1999.

         GS Telecom Limited - Notes to Financial Statements - December 31, 1999

         The estimated cost of the ATTM license as stated in the financial statements is made up as follows:

         3.5 mil. shares priced at $0.05 per share
                            at October 15, 1999                         $175,000
         Deposit Paid                                                  $  60,000
                                                                  --------------
                                     Total Cost                         $235,000
         Less accumulated amortization to December 31, 1999            $   9,792
                                                                 ---------------
         Cost of ATTM License less amortization to date                 $225,208
                                                                       =========
         Note B - Stockholder Loans

         During the period up to December 31, 1999, three stockholders had loaned the Company a total of $410,972 with interest accrued at 9% per annum. The loans are unsecured and payable on demand.

         Note C - Stockholders' Equity

         Stock Issued for Cash
         ---------------------

         During the six months ended December 31, 1999, stockholders loaned the Company a total of $247,330 with interest accrued at 9% per annum. The loans are unsecured and payable on demand.

         Stock Issued to Advisors
         ------------------------

         The Board has resolved not to issue any shares to advisors in connection with the acquisition of the minority interests in four special effects film production units and the associated software IPR until the likelihood of the value of these assets being realised has been determined. Accordingly, during the quarter ended December 31, 1999, which had been recorded in the quarter ended September 30, 1999.

         Stock Issued to Directors
         -------------------------

         On August 23, 1999, the Board of Directors approved a resolution to issue a total of 2.25 million shares to two directors and one former director for services. Subsequently the Board approved the issue of an additional 50,000 shares to the Chairman of the Board. All this stock was actually issued in November 1999. However, the Company is accruing the compensation related to the services pro-rata during fiscal 2000 ($1,150,000 through December 31, 1999).

         GS Telecom Limited - Notes to Financial Statements - December 31, 1999

         Note D - Contingencies

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

         During fiscal 1999, prior to the installation of the Company's present management, certain certificates purported to represent shares of the Company's stock were invalidly distributed by third parties. The Company is presently considering legal action against the individuals responsible for the distribution.

         The Company is a defendant in a lawsuit entitled GST Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom, LTD, in which plaintiffs are seeking an Injunction and damages for trademark infringement and name infringement. On April 22, 1999 the Company consented to judgment in Federal District Court in San Francisco and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company also agreed to change its name within four months after judgment. The Plaintiffs have since sought a Contempt Citation against the Company, set for December 17, 1999, for failing to comply with the Court Order. The Company obtained on December 13, 1999 the agreement in writing of more than 55% of its shareholders to the immediate change of name. As a result the Court agreed to give the Company until February 2000 to complete all formalities.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations  for the Three  Month  Period  ended  December  31,  1999
--------------------------------------------------------------------------------
Compared to Same Period Ended December 31, 1998
-----------------------------------------------

         As a result of the discontinuance of operations in the UK, the Company had no sales revenues and no gross profits. The Company had no operations at December 31, 1999 but intended to continue its investment agreement regarding ATTM technology and licensing for which it signed an agreement within the quarter. For the same period in 1998, the net sales were none.

         In the quarter ended December 31, 1999, the Company incurred general and administrative expenses of $197,088 resulting in a operating loss of ($197,088). For the same period in 1998, the Company incurred $70,021 of such costs which resulted in an operating loss of ($70,021).

         The Company had an extraordinary gain of $908,116 from relief of debt resulting from the sale of its discontinued operations. This resulted in net income of $711,028 in the period end and $.02 share extraordinary gain.

         The Company made $.01 per share in the three month period as a result of the extraordinary gain compared to a loss of ($.0) per share in the same period in 1998.

Results of Operations  for the Six Month Period Ended December 31, 1999 Compared
--------------------------------------------------------------------------------
to Same Period Ended December 31, 1998
--------------------------------------

         As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1998, the net sales were $0.

         In six months ended December 31, 1999, the Company incurred general and administrative expenses of $419,902 resulting in an operating loss of ($419,902) For the same period in 1998, the Company incurred $133,905 of such costs which resulted in an operating loss of ($133,905).

         The Company had an extraordinary gain of $908,116 from relief of debt resulting from the sale of its discontinued operations and $.02 per share extraordinary gain.

         The Company had $.01 per share gain in the six month period from the extraordinary gain compared to a loss of ($.01) per share in the same period in 1998.

Liquidity and Capital Resources
-------------------------------

         At period end, the Company had $4,178 cash capital and current and total assets of $240,884. The Company had $1,353,171 in current liabilities at period end. In light of the deficit, ($1,112,287) in current assets and operating capital, the Company will be forced to either borrow or make private placements of stock or debt in order to fund and any operations an debt repayment. No assurance exists as to the ability to make private placements of stock or borrow funds.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings -

         (a) The Company is a defendant in a lawsuit entitled GST Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom, LTD, in which plaintiffs sought an Injunction and damages for trademark infringement. The Company consented to judgment and agreed to use a disclaimer: "GS Telecom, LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising, or promotion materials. The Company agreed to change its name within four months after judgment. The Court entered Judgement April 22, 1999. The Plaintiffs have since sought a Contempt Citation against the Company, set for December 17, 1999, for failing to comply with the Court Order. The Court denied the Petition. The Company intends to attempt to change its name as soon as a Section 14c Proxy Statement is filed, cleared, and mailed to shareholders of the Company and intends to file it in February 2000.

         (b) The Company has been notified that it is the subject of a Formal Investigation by the Securities & Exchange Commission relating to matters occurring from January 1999 to date. No prediction can be made of any result or outcome. An adverse decision or result of the investigation could be material to the Company and could result in civil and criminal penalties, sanctions, and fines.

Item 2.  Changes in securities - None.

Item 3.     Senior Securities

Notes Payable

8% convertible notes issued November 20, 1997
due September 30, 2000                                                $376,500

9% Unsecured Notes payable on demand issued on
February 19, 1998 and March 31, 1998                                  $212,400

                                                     Total:           $588,900
                                                                      --------

         As a result of a dispute, neither interest nor capital payments required under the terms of the Notes have been made which resulted in a technical default. As a result of an agreement, in December 1998, between the Noteholders and the Company, the default situation was waived until June 1999. The notes are in default at the date of this report.

Terms of Conversion

         The convertible Noteholders have the option to convert the original principal amount of the notes ($376,500) into common stock at the lower of $2 per share or 75% of the average closing bid price of the stock for trading five days prior exercise. Notwithstanding the foregoing, if, after the effectiveness of a registration statement or if an exemption is available from registration, the closing bid price of the common stock reaches $4 per share for five consecutive trading days, the Company has the option to require conversion of up to 50% of the original principal, and if the closing price reaches $8 per share, the Company has the option of requiring conversion of all the original principal. The holders have notified the Company of their election to convert the notes to stock in February 2000.

Item 4. Submission of matters to a vote of security holders - None.

Item 5.    Other information - None.

Item 6.  Exhibits and Reports on Form 8 - K

         a. The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of item 601 of regulation S-K: None

         b. Reports on Form 8-K filed during the three months ended December 31, 1999 (incorporated by reference): December 31, 1999

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  February 16, 2000

                                                   GS TELECOM LIMITED

                                                   /s/ C.P. Gervaise-Brasier
                                                   --------------------------
                                                   C.P. Gervaise-Brasier
                                                   President and CEO