Form 10QSB
period 2000-03-31
GS TELECOM LTD
filed 2000-06-01
CIK 754435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2000


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

                                 Yes  X        No   ____


Number of outstanding shares of the registrant's no par value common stock as of March 31, 2000: 49,723,414

PART I - FINANCIAL STATEMENTS



GS TELECOM LTD
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,             JUNE 30,
                                                                                          2000                 1999
                                                                                    -----------------    -----------------
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS

    Cash                                                                                     $22,998                  $51
    Cash held in escrow                                                                      422,349                    -
    Accounts receivable                                                                            -                3,833
    Prepaid and other current assets                                                         161,558               20,029
                                                                                    -----------------    -----------------

        Total current assets                                                                 606,905               23,913

PROPERTY AND EQUIPMENT, net of accumulated                                                     5,094                1,191
    depreciation of $2,290 and $1,191, respectively

LICENSE, net of accumulated amortization of $21,542 and nil, respectively                    213,458               60,000
                                                                                    -----------------    -----------------

            TOTAL                                                                           $825,457              $85,104
                                                                                    =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Convertible and demand notes payable                                                    $588,900             $588,900
    Loans from shareholders                                                                  235,972              163,642
    Payable to affiliates and related parties                                                      -              281,416
    Accounts payable                                                                          39,935              581,227
    Accrued expenses                                                                         105,248              254,507
    Accrued salaries and wages                                                                82,220              130,797
    Accrued interest payable                                                                 119,942               72,947
    Bank overdraft                                                                                 -                1,387
                                                                                    -----------------    -----------------
         Total current liabilities                                                         1,172,217            2,074,823

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value; 100 million shares                                         2,865,155            1,380,357
       authorized: 49,723,414 and 60,056,414 shares
       issued and outstanding, respectively
    Accumulated deficit                                                                   (3,211,915)          (3,390,634)
    Accumulated other comprehensive income                                                         -               20,558
                                                                                    -----------------    -----------------
         Total stockholders' (deficit)                                                      (346,760)          (1,989,719)
                                                                                    -----------------    -----------------

            TOTAL                                                                           $825,457              $85,104
                                                                                    =================    =================




See Accompanying Notes


GS TELECOM LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       Three months ended                  Nine months ended
                                                                             March 31,                          March 31,
                                                                     2000              1999             2000              1999
                                                                -------------      -----------      -----------         -------

General and administrative expense                                   $ 287,671         $ 141,517        $ 662,469         $ 275,422
Interest expense                                                        21,821                 -           66,928                 -
                                                                     ----------        ----------       ----------        ----------
     Loss from continuing operations                                  (399,706)         (141,517)        (729,397)         (275,422)

INCOME FROM DISCONTINUED OPERATIONS                                          -                 -          908,116                 -
                                                                     ----------        ----------       ----------        ----------
NET INCOME (LOSS)                                                    ($309,492)        ($141,517)        $178,719         ($275,422)
                                                                     ==========        ==========       ==========        ==========

BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE:
   FROM CONTINUING OPERATIONS                                           ($0.01)           ($0.01)          ($0.02)           ($0.02)
   FROM DISCONTINUED OPERATIONS                                          $0.00             $0.00            $0.02             $0.00
                                                                     ----------        ----------       ----------        ----------
BASIC AND DILUTED LOSS PER SHARE                                        ($0.01)           ($0.01)           $0.00            ($0.02)
                                                                     ==========        ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 45,376,535        16,854,234       47,444,871        16,866,706
                                                                     ==========        ==========       ==========        ==========


See Accompanying Notes


GS TELECOM LTD
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine months ended

                                                                                     March 31,
                                                                             2000               1999
                                                                             ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                              $178,719          ($275,422)
Adjustments to reconcile net income (loss) to net
   cash provided by operating
   activities:

     Common stock issued for services                                           179,018             20,500
     Depreciation                                                                 1,099                881
     Amortization                                                                21,542                  -
     Effect of foreign currency transactions                                    (20,558)            (4,565)
Changes in operating assets and liabilities:

     Cash held in escrow                                                       (422,349)                 -
     Receivables                                                                  3,833             (3,391)
     Inventories                                                                      -            (26,902)
     Prepaid and other current assets                                           (15,529)            (2,216)
     Accounts payable                                                          (541,292)           (40,193)
     Accrued expenses                                                          (149,259)                 -
     Accrued salaries and wages                                                 (48,577)                 -
     Accrued interest payable                                                    46,995             50,055
     Bank overdraft                                                              (1,387)                 -
     Other                                                                            -                857
          Net cash flows provided by (used in) operating activities            (767,745)          (280,396)
                                                                               ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                         (5,002)            (2,381)
     Purchases of intangibles                                                         -               (188)
          Net cash flows used in investing activities                            (5,002)            (2,569)
                                                                               ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash of subsidiary at date of acquisition                                        -             36,173
     Proceeds from shareholder loans                                            247,330                  -
     Cash proceeds from issuance of common stock                                829,780            243,000
     Payments to affiliates and related parties                                (281,416)                 -
     Advances from affiliates and related parties                                     -             10,296
                                                                               ---------          ---------
          Net cash flows (used in) provided by financing activities             795,694            289,469
                                                                               ---------          ---------
NET INCREASE (DECREASE) IN CASH                                                  22,947              6,504
CASH AT BEGINNING OF PERIOD                                                          51             (1,378)
                                                                               ---------          ---------
CASH AT PERIOD END OF PERIOD                                                    $22,998             $5,126
                                                                               =========          =========

 See Accompanying Notes

SUPPLEMENTAL CASH FLOW INFORMATION:

During the period the Company issued 350,000 shares of common stock with a carrying value of $175,000 for the repayment of a shareholder loan.

During the period the Company issued 3,500,000 shares of common stock with a carrying value of $175,000 for the purchase of a license.

During the period the Company issued 240,000 shares of common stock with a carrying value of $120,000 for consulting services to be expensed over the term of the contract.

During the period the Company issued 3,123,000 shares of common stock with a carrying value of $37,788 for consulting services to be expensed over the term of the contract.

         GS Telecom Limited - Notes to Financial Statements - March 31, 2000

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

         The results of operations for the nine months ended March 31, 2000, are not necessarily indicative of the results for the remainder of the fiscal year ending June 30, 2000.

         Discontinued Operations
         -----------------------

         On November 17, 1999 the Company sold, to Meronvine Limited, its interest in GST Limited ("GST") including its two U.K. wholly owned subsidiaries: Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC") and its interest in Associated Power Industries Limited ("API").

         Consideration paid by Meronvine for the subsidiaries was assumption of outstanding debts which previously had been carried in the consolidated financials. Accordingly, the Company realized income from discontinued operations of approximately $908,000.

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

         GS Telecom Limited - Notes to Financial Statements - March 31, 2000

         The estimated cost of the ATTM license as stated in the financial statements is made up as follows:

         3.5 mil. shares priced at $0.05 per share
                            at October 15, 1999                         $175,000
         Deposit Paid                                                  $  60,000
                                                                  --------------
                                     Total Cost                         $235,000
         Less accumulated amortization to March 31, 2000               $  21,542
                                                                 ---------------
         Cost of ATTM License less amortization to date                 $213,458
                                                                       =========
         Note B - Stockholder Loans

         During the period up to March 31, 2000, three stockholders had loaned the Company a total of $410,972 with interest accrued at 9% per annum. The loans are unsecured and payable on demand.

         Note C - Stockholders' Equity

         Stock Issued for Cash
         ---------------------

          During the nine months ended March 31, 2000, a sum of $829,780 was raised by issuing stock for cash at prices up to 50 cents. Of the cash raised, $400,000 was placed with WINS as a refundable deposit to allow activation of GS Telecom ATTM cards.

         Stock Issued to Advisors
         ------------------------

          During the quarter ended March 31, 2000, the Board agreed to issue 2 million shares to Argonaut Associates as part of an agreement whereby Argonaut Associates provided financial services to the Company. Mr. John Mitchell, a member of Argonaut Associates, was elected to the Board as Finance Director. Argonaut Associates subsequently agreed to take all fees in the form of stock, which results in a pre-payment to Argonaut Associates of $100,000 at March 31, 2000.

          The Board agreed to issue 1 million shares to Marketing and PR consultants as part of their agreement. Stock issued for services are valued at 20% of the average share price during the period.

          There was an error in the first quarter filing showing 2.365 million stock being issued to certain financial advisors which was corrected in the second quarter filing. These stocks were never actually authorized or issued so are no longer shown in the consolidated statement of changes in Stockholders' Equity.

          Three shareholders with loans to the Company agreed to take stock at 50 cents as partial payment of their loans reducing the outstanding loans by $175,000.

         GS Telecom Limited - Notes to Financial Statements - March 31, 2000

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations  for the Three Month Period Ended March 31, 2000 Compared
--------------------------------------------------------------------------------
to Same Period Ended March 31, 1999
--------------------------------------

     As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. The Company had no business operations at March 31, 2000 but intended to continue its investment agreement regarding ATTM technology and licensing for which it signed an agreement. For the same period in 1999, the net sales were $0.

     In the quarter ended March 31, 2000, the Company incurred general and administrative expenses of $287,670 and $21,821 in interest expense, resulting in an operating loss of ($309,499). For the same period in 1999, the Company incurred $141,517 of general and administrative costs which resulted in an operating loss of ($141,517).

Results of Operations for the Nine Month Period Ended March 31, 2000 Compared to
--------------------------------------------------------------------------------
Same Period Ended March 31, 2000
--------------------------------

     As a result of the discontinuance of trading operations in the UK, the Company had no sales revenues and no gross profits. For the same period in 1999, the net sales were $0.

     In the nine months ended March 31, 2000, the Company incurred general and administrative expenses of $662,466 and interest expense of $66,928, resulting in an operating loss of ($729,402). For the same period in 1999, the Company incurred $275,422 of such costs which resulted in an operating loss of ($275,422).

         The Company had an extraordinary gain of $908,116 from relief of debt resulting from the sale of its discontinued operations and $.02 per share extraordinary gain.

         The Company had $.01 per share gain in the nine month period from the extraordinary gain compared to a loss of ($.01) per share in the same period in 1999.

Liquidity and Capital Resources
-------------------------------

         At period end, the Company had $22,998 cash capital and current and total assets of $825,457. The Company had $1,172,214 in current liabilities at period end. In light of the deficit, ($346,757) in current assets and operating capital, the Company will be forced to either borrow or make private placements of stock or debt in order to fund and any operations an debt repayment. No assurance exists as to the ability to make private placements of stock or borrow funds.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings -

         (a) The Company is a defendant in a lawsuit entitled GST Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom, LTD, in which plaintiffs sought an Injunction and damages for trademark infringement. The Company consented to judgment and agreed to use a disclaimer: "GS Telecom, LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising, or promotion materials. The Company agreed to change its name within four months after judgment. The Court entered Judgement April 22, 1999. The Plaintiffs have since sought a Contempt Citation against the Company, set for December 17, 1999, for failing to comply with the Court Order. The Court denied the Petition. The Company intends to attempt to change its name as soon as a Section 14c Proxy Statement is filed, cleared, and mailed to shareholders of the Company. Legal processes have taken longer than anticipated, but the issue is close to finalization.

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

Subsequent to March 31, 2000, the note holders have agreed to convert part of their loan notes amounting to $167,000.

Item 4.  Submission of matters to a vote of security holders - None.

Item 5. Other information - Subsequent to March 31, 2000, the Board agreed to modify the Agreement with MassTech concerning the acquisition of a minority interest in certain companies. As a result of this modification, approximately 15 million shares will be rescinded bringing the total outstanding shares down to approximately 35 million.

The Company made a refundable $25,520 investment in a software system to link ATTM cards to live internet conferences. This sum is refundable if the system proves uncommercial as determined by Xethos.

Item 6.  Exhibits and Reports on Form 8 - K

         a. The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of item 601 of regulation S-K: None

         b. Reports on Form 8-K filed during the three months ended March 31, 2000 (incorporated by reference): March 3, 2000

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 25, 2000

                                           GS TELECOM LIMITED

                                           /s/ C.P. Gervaise-Brasier
                                           --------------------------
                                           C.P. Gervaise-Brasier
                                           President and CEO

GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc.