Form 10KSB40
period 2000-06-30
GS TELECOM LTD
filed 2001-04-06
CIK 754435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------
                                  FORM 10-KSB

(MARK ONE)

   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

   / /             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-13313

                               GS TELECOM LIMITED

                 (Name of small business issuer in its charter)

                 COLORADO                                        36-3296861
      (State or other jurisdiction of               (I.R.S. Employer Identification No.)
      incorporation or organization)
        14-16 REGENT STREET, LONDON                       SW1Y 4PH, UNITED KINGDOM9
 (Address of principal executive offices)                        (Zip Code)

                              +44-(0) 870-710-6390
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: NONE.

         Securities registered under Section 12(g) of the Exchange Act:

               TITLE OF EACH CLASS
               -------------------                              COMMON STOCK, NO PAR VALUE

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes / /  No /X/

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year: none for the fiscal year ended June 30, 2000.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,107,268 as of June 30, 2000. The aggregate market value was based upon the closing price for the Common Stock, par value $.21 per share, as quoted by the NASDAQ for such date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, 38,606,036 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). None.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I

   ITEM 1.   DESCRIPTION OF BUSINESS.....................................      1
   ITEM 2.   DESCRIPTION OF PROPERTY.....................................      4
   ITEM 3.   LEGAL PROCEEDINGS...........................................      4
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      5

PART II

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....      5
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...      6
   ITEM 7.   FINANCIAL STATEMENTS........................................      8
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................      8

PART III

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT.......................................................      8
   ITEM 10.  EXECUTIVE COMPENSATION......................................     10
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................     11
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     12
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................     13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    GS Telecom Limited (the "Company") was incorporated in Colorado on
December 19, 1983 as Teleconferencing Systems International, Inc. Activities of the Company from June 30, 1995 until November 15, 1997 were primarily liquidation of operating assets and settlement of obligations owed creditors and employees as previously reported. Between 1998 and 1999, the Company engaged in a series of transactions to acquire certain intellectual property rights and E-commerce businesses. These strategic relationships and acquisitions have provided the Company with a technology in secure Internet payment systems. While the Company will seek to acquire additional businesses in E-commerce, there can be no assurance that the Company will be successful in locating such opportunities, or having sufficient financing to complete such acquisitions, and even if the Company completes any such acquisition of an additional E-commerce business, there can be no assurance that such business will be profitable.

    Since February 1999, the operations of the Company have been focused on acquiring and developing businesses and technologies in E-Commerce. These businesses and technologies are inherently risky, and there can be no assurance that any of these businesses will be commercialized successfully, or if so commercialized, will be profitable.

    ATTM CARD. On October 15, 1999, the Company entered into a five year license agreement with World Innovation Netcomm Services, Inc. ("WINS") to use WINS's Asset Transfer Teleminute Manager ("ATTM") technology. The agreement may be renewed annually after the expiration of the initial five year term with the consent of both parties and may be terminated earlier under certain circumstances. Under the terms of the license agreement the Company has exclusive European and non-exclusive world-wide licensing rights to the ATTM technology and has the right to sub-license the technology to others. Among other things, the ATTM technology consists of a multi-purpose prepaid card that can be used as a phone card and as a debit card independent of a bank account. Any balance on the card can also be withdrawn at automatic teller machines. The ATTM software also supports loyalty and commission programs. Unlike traditional credit and debit cards, the user typically pays a fee on each transaction and the Company, as a licensee, receives a percentage of the transaction fee. The Company paid WINS a deposit of $60,000 during fiscal 1999 to secure the license, and subsequently issued to WINS 3,500,000 restricted shares of the Company's Common Stock as payment for the license. The Company has deposited $400,000 in escrow until such shares become freely tradeable. Through a series of assignments WINS assigned the ATTM technology, the license agreement with the Company and the shares of the Company's Common Stock to ATTM International Ltd. ATTM International Ltd. has since assigned the shares of the Company's Common Stock to its principals. While the Company believes that the ATTM card technology is commercially feasible, in part because ATTM International has recently launched the commercial operation of the technology in the United States, the Company has not yet received any revenues from its own commercial operations in connection therewith. There can be no assurance that the Company will be successful in commercializing the ATTM technology, pursuant to the license agreement, and even if it is able to commercialize its own operations with respect to the ATTM technology, whether its operations in such area will be profitable.

    SNOWSTORM. Effective March 21, 2000, the Company acquired all of the stock of Snowstorm Development Limited ("Snowstorm"), a software development company associated with Reading University (and based at Reading University) and incorporated in the United Kingdom. Snowstorm's products are focused in communications technology, particularly voice and video compression. These products use the technology to provide efficient and cost-effective communications over the Internet. Snowstorm's principal products are in what is generically called V-Mail. V-Mail currently has approximately 170,000 users in Europe, and is marketed through retail and OEM transactions. There are several versions of V-Mail available for a variety of customers. V-Mail Lite can be downloaded from the Internet at no cost to the user whereas V-Mail Pro is designed for professional groups and allows for video conferencing and remote file sharing. Customized versions are also available. Snowstorm has not yet received any revenues from its products. There can be no assurance that the Company will be successful in generating revenues from the Snowstorm products and operations, or if it does generate revenues, whether such operations will be profitable.

    The Company issued 3,000,000 shares of its Common Stock to acquire Snowstorm in March 2000, which shares are restricted and were issued on the basis of a price of $0.98 (representing a 10% discount to the market price on the date of the transaction). In addition, the Company issued options to purchase an additional 640,000 shares of the Company's Common Stock, with an exercise price of $1.50 per share.

    ARGONET. On June 2, 2000, the Company signed an agency agreement with Argonet Payment Systems Limited, which will allow the Company to market jointly with Argonet secure credit card payment systems for Internet vendors. Pursuant to such agreement, Argonet will pay commissions to the Company upon completion of sales. The Company has not yet received any revenues from this contract, and there can be no assurance that the Company will ever be able to generate revenues from this contract.

RISK FACTORS

    HISTORY OF OPERATING LOSSES AND MINIMAL ASSETS AND REVENUES. The Company has had a history of operating losses, and has not had any earnings from operations. The Company has limited operating history upon which an evaluation of the Company's prospects can be made. The Company's prospects must be considered keeping in mind the risks, expenses, and difficulties frequently encountered in the establishment of a new business in an ever changing industry and the research, development, commercialization, distribution, and commercialization of technology, procedures, and products and related technologies. There can be no assurance that the Company will be able to achieve profitable operations.

    GOING CONCERN OPINION. The report of the Company's independent accountants, BDO Stoy Hayward, on the Company's financial statements for the fiscal year ended June 30, 2000, includes a statement that the Company has incurred significant recurring losses and has a substantial accumulated deficit as of the end of its fiscal year as of June 30, 2000. The auditors have stated that there is a substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO Stoy Hayward. There can be no assurances that the Company will be able to generate any revenues or will be able to continue as a going concern.

    NO SIGNIFICANT RESOURCES. The Company has no significant assets or financial resources. At June 30, 2000, the Company had current assets aggregating $3,023,856, of which only $449,700 were cash ($400,000 of which was being held in escrow) and accounts receivable. The remaining balance primarily relates to prepaid consulting fees. The Company will incur operating expenses without corresponding revenues, at least until the ATTM card or Snowstorm businesses commence generating revenues. There is no assurance that the Company will be successful in generating any revenues, and if it succeeds in generating revenues from its operations, whether those operations will be profitable.

    SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The business objectives of the Company must be considered speculative, and there is no assurance that the Company will be able to satisfy those objectives. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity.

    LIQUIDITY. The Company will require additional funds to implement its business strategies. Such additional capital may be raised through additional private financings or public financings, as well as borrowings. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on the results of operations and financial condition of the Company. The Company may be required to raise substantial funds. If adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through entering into joint ventures that may require the Company to relinquish rights to certain of its technologies.

    RELIANCE ON MANAGEMENT; LIMITED TIME AVAILABILITY. None of the Company's current officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

    TECHNOLOGICAL FACTORS. The markets in which the Company operates are characterized by rapidly changing technology that could result in product obsolescence or short product life cycles. Similarly, the industries are characterized by continuous development and introduction of new products and technology to replace outdated products and technology. There can be no assurance that the Company's competitors will not develop technologies that will render the Company's products obsolete or less marketable.

    REGULATION. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

    NO FORESEEABLE DIVIDENDS. The company does not anticipate paying dividends on its Common Stock in the foreseeable future. To the extent that the Company has any earnings, it plans to reinvest such earnings in the operation and expansion of the business of the Company.

EMPLOYEES

    As of June 30, 2000, the Company had 6 full-time employees in its Snowstorm subsidiary.

HISTORY OF THE COMPANY

    On November 15, 1997, the Company acquired an Isle of Man Company, also named GS Telecom Limited, (later changed to GST Limited--"GST") by issuance of a $150,000 convertible note payable. GST, the acquired subsidiary, had net liabilities of $544,268. The note payable was subsequently converted into 14,500,000 shares of common stock and issued to the acquired company stockholders.

    The Company at June 30, 1999, through GST had two wholly owned subsidiaries, Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC") and a 50% holding in an associated company, Associated Power Industries Limited ("API"). GST had an option to acquire the remaining 50% ownership interest for three years beginning September 1, 1998. The investment in API has been accounted for using the equity method, since the Company had insufficient board representation or other control attributes involving API. During fiscal 1998, Management elected to write-off its investment of $242,447 in API as a result of API's continued operating losses. GSS' business is the design and marketing of domestic energy savings and home management systems and TECC's business is to market and install commercial energy saving devices. Mainly due to a lack of working capital, neither GST Limited, GSS nor TECC was successful, and Management elected to discontinue operations effective June 30, 1998. Accordingly, the Company has taken steps and adopted a plan to pay obligations owed employees and others, resulting in an estimated loss from discontinued operations in fiscal 1998 of $140,099, and expensed un-amortized goodwill totaling $475,367. On November 17, 1999, the Company sold its interest in GST. The sale includes the two subsidiaries, GSS and TECC. The consideration paid for the GST subsidiary was the assumption of outstanding liabilities. As a result the Company realized income from the disposal of discontinued operations of approximately $908,000.

    In fiscal 1999, the Company purchased software and intangible property rights ("IPR") and the interests in four special effects film studios that use the proprietary technology for a total of 43 million shares. As there are certain significant outstanding issues with respect to access and title to the IPR and software, the Company is unable to estimate their associated value, if any. During fiscal 2000, 38 million of these shares were rescinded and canceled. On April 4, 2000, the Company assigned the intellectual property development and marketing rights to MediaFusion, Inc. for an initial term of seven years, in return for 10% of net revenues from such activities.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company does not own any real estate. The Company currently leases administrative offices at: 14-16 Regent Street, London SW1Y 4PH, United Kingdom. The Company pays the equivalent of US$2,500.00 per month for the furnished facilities. The lease is not for a set term. The Company believes the premises will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    (a) The Company is a defendant in a lawsuit entitled GST
TELECOMMUNICATIONS, INC. AND GST TELECOM, INC. VS. GS TELECOM, LTD. The plaintiffs filed suit in the United States District Court, Northern District of California seeking injunctive relief and damages for trademark infringement. The Company consented to judgment and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST
Telecom, Inc." in press releases, advertising or promotional materials. The Company agreed to change its name within four months after judgment. The court entered judgment April 22, 1999. While the Company has identified an alternative name, the Company has not yet taken any corporate action to effect the name change.

    (b) On April 19, 1999, the United States Securities and Exchange Commission commenced a formal investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. While the Company believes that it has meritorious defenses to any such claims, it is cooperating fully with the investigation. Currently, it is uncertain whether any action will be filed, or if such action is filed, what the basis for such action will be. In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunction against further violation of securities laws and rules. Such consequence would have a material adverse effect on the business and financial condition of the Company.

    (c) The Company learned in May 1999 that certificates allegedly representing shares of its common stock were issued improperly, having not been authorized by the Company's transfer agent nor approved properly by the Company's Board of Directors. The Company has determined that all such certificates are invalid and has so notified the Securities & Exchange Commission, Depository Trust

Corporation, and the Company's current transfer agent, Colonial Stock Transfer Co, Inc. From the current information available, it appears that invalid certificates, totaling approximately 800,000 shares have been submitted for transfer. The Company has placed a stop transfer on such shares and is pursuing its remedies against the perpetrators of this scheme. The Company is actively pursuing appropriate legal action against such perpetrators in relation to misrepresentations and the unauthorized distribution of stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table shows the range of high and low bid quotations of the shares of the Company's common stock for the eight fiscal quarters ended
June 30, 2000.

PERIOD                                                       HIGH BID   LOW BID
------                                                       --------   --------
YEAR ENDED JUNE 30, 2000
  First quarter............................................    1.47       0.25
  Second quarter...........................................    0.15       0.01
  Third quarter............................................    1.49       0.10
  Fourth quarter...........................................    0.98       0.15

                                                             HIGH BID   LOW BID
                                                             --------   --------
YEAR ENDED JUNE 30, 1999
  First quarter............................................    2.60       1.87
  Second quarter...........................................    1.00       0.05
  Third quarter............................................    6.94       0.38
  Fourth quarter...........................................    7.94       1.25

    The shares of Company's Common Stock are traded in the over-the-counter market. The above quotations were furnished by the National Quotation Bureau Incorporated. Such quotations represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not represent actual transactions. As of June 30, 2000, the Company had approximately 550 shareholders of record.

    The Company has not declared cash dividends on its common stock since its inception and the Company does not anticipate paying any cash dividends in the foreseeable future.

    RECENT SALES OF UNREGISTERED SECURITIES. During the Company's fiscal year ended June 30, 2000, the Company issued an aggregate of 16,549,622 shares of its Common Stock, as follows:

    - 2,419,000 shares of Common Stock were issued to investors in private placements for aggregate proceeds of $918,353

    - 3,000,000 shares of Common Stock were issued to acquire Snowstorm

    - 5,745,000 shares of Common Stock were issued in exchange for services rendered on behalf of the Company, 2,363,000 of which were issued to Argonaut Associates, (one of the Company's directors, John Mitchell, is a partner at Argonaut Associates) as consideration for financial services to be provided

    - 3,500,000 shares of Common Stock were issued in connection with the acquisition of the ATTM technology

    - 350,000 shares of Common Stock were issued as repayment of loans made by shareholders to the Company in an aggregate principal amount of $175,000

    - 1,535,622 shares of Common Stock were issued upon conversion of $168,000 in principal amount of indebtedness

    During the fiscal year ended June 30, 1999, the Company issued a total of 228,000 shares of its Common Stock to investors in private placements for aggregate proceeds of $243,000.

    The Company believes that each of the foregoing transactions constituted exempt transactions under Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. This discussion includes, in addition to historical information, forward-looking statements, which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed below. These risks and uncertainties include the limited revenues and significant operating losses generated to date, the Company's lack of an established business, the pending litigations against the Company, the investigation of the Company by the SEC and significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

    The report of the Company's independent accountants, BDO Stoy Hayward, on the Company's financial statements for the fiscal year ended June 30, 2000, includes a statement that the Company has incurred significant recurring losses and has a substantial accumulated deficit as of the end of its fiscal year as of June 30, 2000. The auditors have stated that there is a substantial doubt about the ability of the Company to continue as a going concern. Investors in the Company's shares should review carefully the report of BDO Stoy Hayward. There can be no assurances that the Company will be able to generate any revenues or will be able to continue as a going concern.

RESULTS OF OPERATIONS

    During the fiscal year ended June 30, 2000 ("Fiscal 2000"), the Company sought to acquire Internet/E-Commerce businesses and acquire the necessary services and skills of management. In addition, it has entered into agreements to acquire intellectual property and software rights or licenses for development and eventual distribution.

    The Company had no revenues from operations in either Fiscal 2000 or in the fiscal year ended June 30, 1999 ("Fiscal 1999"). Costs of revenues for Fiscal 1999 and Fiscal 2000 have not been recorded as the Company had no revenues from commercial operations in either of the last two years. The Company funded its operations out of proceeds from equity offerings and from borrowings. For Fiscal 2000, the Company incurred a net loss from continuing operations of ($4,803,986) including non cash expenses of $4,060,241. For Fiscal 1999, the Company incurred a net loss from continuing operations of ($670,457).

    In Fiscal 2000, the Company incurred administrative expenses of $3,930,561, as compared to $618,584 for Fiscal 1999. The significant increase in administrative expenses resulted from the Company's efforts to acquire E-commerce businesses and to reorganize.

    Depreciation expense was $3,604 in Fiscal 2000 compared to $1,191 in Fiscal 1999. Amortization of acquired technology was $436,558 in Fiscal 2000 associated with the acquisitions made by the Company in Fiscal 2000.

    In addition, the Company incurred interest expense of $873,425 in Fiscal 2000, compared to $51,873 in Fiscal 1999. This increase in interest expense was attributable to the increased borrowings by the Company necessary in order to make acquisitions and fund its operations.

    In Fiscal 2000, the Company recorded a gain on disposal of discontinued operations of $908,116. This resulted from the sale of its operations of GST Limited, an Isle of Man company.

    Total losses before discontinued operations were ($4,803,986) in Fiscal 2000 and ($670,457) in Fiscal 1999. The net loss for the year ended June 30, 2000 after the gain on the disposal of discontinued operations extraordinary income from divestiture was ($3,895,870). For Fiscal 1999 the net loss was ($670,457).

    Net loss per share was ($0.08) in Fiscal 2000 and ($0.01) in Fiscal 1999.

    The effect of exchange rate changes on cash were ($15,050) and $15,048 in Fiscal 2000 and Fiscal 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a cash balance of $44,700 at June 30, 2000, and $400,000 was on deposit in escrow. The Company had no other liquid assets. Receivables amounted to $5,005. Prepaid and other current assets, consisting of prepaid consulting services, aggregated $2,574,151.

    At June 30, 2000, the Company had the following indebtedness outstanding:

8% Convertible Notes issued November 20, 1997, due
  September 30,
  2000......................................................  $208,500
Unsecured 9% Demand Notes...................................  $212,400
Loans from shareholders.....................................  $227,266
                                                              --------
    Total...................................................  $648,166
                                                              ========

    The Company will require additional capital during its fiscal year ending June 30, 2001 to implement its business strategies, including cash for
(i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of its business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's shareholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means.

    The Company has no known material commitments for capital expenditures. Other than the need to raise significant funds to develop any business the Company has no additional plans, agreements, or commitments concerning any transaction, which would require the Company to use a significant amount of capital. The Company has no sources of capital at year-end.

DISCONTINUED OPERATIONS

    The Company accepted an offer it received in November, 1999 for the purchase of GST, an Isle of Man company, and its subsidiaries. Since the terms of the sale had the effect of relieving the Company of all the UK liabilities and with the subsidiary's assets being minimal, the offer was accepted. The result is that the assets and liabilities of the UK operations, effective for Fiscal 2000 fiscal year, were no longer consolidated with those of the Company, with the attendant improvement in the debt and equity position of the Company. The financial effect of this sale was that net liabilities were reduced by approximately $908,000 and accumulated deficit by the same amount.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal years ended June 30, 2000 and 1999 are attached to this Annual Report commencing at page F-1.

                               GS TELECOM LIMITED
                  CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)
               FOR THE FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

Report of Independent Accountants...........................  F-2 and F-3

Consolidated Balance Sheet as of June 30, 2000..............          F-4

Consolidated Statements of Operations for the fiscal years
  ended June 30, 2000 and 1999..............................          F-5

Consolidated Statements of Stockholders' Equity for the
  fiscal years ended June 30, 2000 and 1999.................          F-6

Consolidated Statements of Cash Flows for the fiscal years
  ended June 30, 2000 and 1999..............................          F-7

Notes to the Consolidated Financial Statements..............          F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The audit report by Oatley Bystrom & Hansen for the year ended June 30, 1999, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern. The report of Oatley Bystrom & Hansen did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. On September 27, 2000, Oatley & Hansen (formerly Oatley Bystrom & Hansen) resigned as auditors of the Company. The Company engaged BDO Stoy Hayward of London, United Kingdom to act as auditors of the Company, commencing with the fiscal year ended June 30, 2000. The change in accountants was approved by the Board of Directors of the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS.

    In July 1999, Francis Guy Lewis Askham was named Chairman; Colin P. Gervaise-Brazier was appointed Chief Executive Officer and Director; Sam Lupton was named Director; Gary Botha resigned as Director; and Dr. Steven Gillam resigned as Chairman and Director. In November 1999, Andrew Castle resigned as Director of the Company. In February 2000, John Mitchell was appointed Director. In September 2000, Mr Gervaise-Brazier resigned as Chief Executive Officer and Timothy Roberts was appointed as Director and Chief Executive Officer. In October 2000 Corey Adcock was appointed Director. Both these appointments were subject to an acquisition which subsequently was not completed due to legal obstacles. Sam Lupton resigned as Director in October 2000 as part of this restructuring. Timothy Roberts resigned as CEO in January 2001.

    The following table sets forth the directors and executive officers of the Company.

Corey Adcock..............................  Director

Francis Guy Lewis Askham..................  Chairman, Director

Colin P. Gervaise-Brazier.................  President, Director

Sam Lupton................................  Secretary

John Anthony Mitchell.....................  Director

Timothy Roberts...........................  Director

    There was no arrangement or understanding between any director and any other person pursuant to which any director was selected as such. Each executive officer will hold office until his successor is duly elected and qualified or until his resignation or until he shall be removed in the manner provided by the Company's bylaws.

    The following is a brief account of the business experience for at least the last five years of each director and executive officer of the Company at June 30, 2000:

    COREY J. ADCOCK, 53, has been Director of the Company since October 2000. He has been Chief Financial Officer and Treasurer of American West Homes, Inc. since 1994 and also serves on its board of directors. Mr. Adcock holds Bachelor of Arts degrees from the University of Wyoming in Business Administration and Accounting. He is a certified public accountant on inactive status. Mr. Adcock is a director of the following companies: GlobalGate.com, Yellowpages.com and American West Development.

    FRANCIS GUY L ASKHAM, 69, has been Chairman and Director of the Company since August 1999. Mr. Askham attended Hurst Pierpoint College from 1944 through 1948. He became a Chartered Accountant in 1954. He has been a business consultant from 1982 to date. He is currently a director and Chairman of Wilshaw Plc, Deputy Chairman of Southampton Leisure Holdings Plc and non-executive director of International Energy Group Ltd. He also holds directorships of Perbury Limited, Snows Business Forms Limited, Elliot Brothers Limited, ATTM (Europe) Limited and Torbay Holdings, Inc.

    COLIN P. GERVAISE-BRAZIER, 57, has been Director since July, 1999 and was Chief Executive Officer and President of the Company from July 1999 until September, 2000. He attended Elizabeth College, Guernsey Channel Islands and obtained a GCSE in 1961 in English Literature and Language. From 1995 to 1997 he was General Manager and Sales Manager of Vale Garage, Ltd. From 1989 to 1994 he was a Director of OCS Bureau, Ltd. In 1999 he was named Chairman of Designer Appliances LTD, a subsidiary of Torbay Holdings, Inc. Mr. Gervaise-Brazier is on the board of directors of Torbay Holdings, Inc.

    SAM LUPTON, 47, has been Secretary of the Company since July 1999 and served as Director from July 1999 until October 2000. He was educated at Downing College, Cambridge, UK, and graduated with an M.A. (Hons) in Natural Sciences. He was recruited into AT&T in 1994 from Cable & Wireless (UK). He was responsible for service development and profit responsibility for all voice systems. He launched VPN (SDN) services and brought long distance & freephone
(800) services to market. Mr. Lupton left AT&T in 1997 to become an independent consultant. As an Independent Consultant he covered a number of assignments during 1997 to 1999 including: IPO and flotation of Telecom Plus Plc on OFEX in UK; Private placement for Eurocall Limited, a large UK telecom reseller; Development of Speedial in Ireland to provide telecommunications and added value services to residential customers.

    JOHN MITCHELL, 54, has been Director of the Company since January 2000. He was educated at King's College, Taunton and received his B.A. from Brasenose College, Oxford. After a career in banking he co-founded Argonaut Associates in 1994, a private independent corporate advisory investment bank, where he has been a Senior Partner since its founding. Argonaut Associates is Financial Advisor to the Company and receives a fee of 10% of the value of any transaction undertaken by the Company in addition to a monthly fee of $10,000. He has been a director of Eurasia Mining Plc since 1996.

    TIMOTHY ROBERTS, 43, has been Director of the Company since October, 2000. He served as CEO from October, 2000 until January 2001. Mr. Roberts is President of AGS, Inc., a solutions supplier based in Calgary, Canada, and has served as CEO of Law Alert Limited. He is on the board of directors of AGS, Inc., Law Alert Limited and Incnew LTD.

COMMITTEES AND MEETINGS

    The Board of Directors held eight meetings during the Company's fiscal year ended June 30, 2000. Otherwise, the Board of Directors acted by unanimous written consent. The Board of Directors does not have any standing committees.

COMPENSATION OF DIRECTORS

    The directors of the Company do not receive annual compensation for their services. Mr. Gervaise-Brazier was compensated for his services to the Company or its subsidiaries in his capacity as officer of the Company or its subsidiaries, and not as a director of the Company. Mr. Askham and Mr. Lupton are paid in respective capacities as Chairman and Secretary, not as directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(a) forms they file. Three of the Company's former directors and officers have failed to file reports. The current directors and officers, have failed to file Forms 3 and 4.

ITEM 10.  EXECUTIVE COMPENSATION

    The Company accrued a total of $157,000 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended June 30, 2000.

    The following table sets forth for the Company's fiscal year ended June 30, 2000, the compensation paid by the Company for services rendered in all capacities to the Company to the persons who at June 30, 2000, were the President and the Chief Executive Officer of the Company. No other executive officers of the Company received salary and bonus from the Company in excess of $100,000 during such fiscal year.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                                       ANNUAL COMPENSATION                         AWARDS L1=$1.55
                                       ----------------------------------------------------   --------------------------
                                                                                              RESTRICTED
                                                                                                STOCK       SECURITIES
                                                                             OTHER ANNUAL       AWARDS      UNDERLYING
POSITION                                 YEAR     SALARY ($)   BONUS ($)   COMPENSATION ($)      ($)       OPTIONS/SAR'S
--------                               --------   ----------   ---------   ----------------   ----------   -------------
C.P. Gervaise-Brazier................    2000       93,000         0              0             240,000      1,000,000
  President & CEO                        1999            0         0              0                   0              0
                                         1998            0         0              0                   0              0

F.G.L. Askham........................    2000       27,900         0              0              24,000        100,000
  Chairman

Sam Lupton...........................    2000       37,000         0              0             240,000      1,000,000
  Secretary

    STOCK INCENTIVE PLAN The Board of Directors of the Company adopted a Stock Incentive Plan in November 1999. The original plan was amended and restated (the "Plan").Under the Plan, options or other stock awards with respect to up to 5,000,000 shares of the Company's Common Stock may be granted to employees, officers, directors and consultants of the Company. As of the date of this report, 2,100,000 options have been issued under the Plan. These options were granted on November 24, 1999 and vested on that date. The expiration date is November 22, 2004. No other stock awards have been issued under the Plan.

    The Plan is administered by the Compensation Committee of the Board of Directors, or in the absence of a Committee, by the Board of Directors in its entirety (the "Committee"). Subject to the terms of the Plan, the Committee is authorized to select optionees and determine the number of shares covered by each option and certain of its other terms. The exercise price of stock options granted under the Plan may not be less than the fair market value of the Company's Common Stock on the date of the grant. In general, options become exercisable upon the terms set by the Committee at the time of the grant. The period within which any stock option may be exercised cannot exceed ten years from the date of grant. Options held by a terminated employee expire three months after termination except in the event of death, disability or termination for cause.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                              (INDIVIDUAL GRANTS)

                                                             PERCENT OF
                                            NUMBER OF          TOTAL
                                            SECURITIES      OPTIONS/SARS
                                            UNDERLYING       GRANTED TO     EXERCISE OR
                                           OPTIONS/SARS     EMPLOYEES IN    BASE PRICE
NAME(A)                                   GRANTED (#)(B)   FISCAL YEAR(C)    ($/SH)(D)    EXPIRATION DATE(E)
-------                                   --------------   --------------   -----------   ------------------
C.P. Gervaise-Brazier, President &
  CEO...................................     1,000,000          47.6%          $0.24           11/22/09
F.G.L. Askham, Chairman.................       100,000           4.8%          $0.24           11/22/09
Sam Lupton, Secretary...................     1,000,000          47.6%          $0.24           11/22/09

    No outstanding options of the Company have been exercised. The Company has no long-term incentive plans in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of September 30, 2000, the number of shares of the Company's no par value Common Stock owned by each person who owned of record, or was known to own beneficially, more than 5% of the number of shares of the Company's outstanding Common Stock, sets forth the number of shares of the Company's outstanding Common Stock beneficially owned by each of the Company's current directors and officers, and sets forth the number of shares of the Company's Common Stock beneficially owned by all of the Company's current directors and officers as a group:

                                                                  SHARES OF            PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                   COMMON STOCK         COMMON STOCK
OWNERS AND OFFICERS AND DIRECTORS                             BENEFICIALLY OWNED   BENEFICIALLY OWNED
---------------------------------                             ------------------   ------------------
DIRECTORS AND OFFICERS
  C.P.Gervaise-Brazier......................................       2,000,000(1)           5.16%
  Timothy Roberts...........................................               0                --
  Sam Lupton................................................       1,000,000(2)            2.6%
  Francis Guy Lewis Askham Chairman.........................         382,000(3)            1.0%
  John Mitchell.............................................       2,363,000(4)            6.3%
  Corey J. Adcock...........................................               0                --
                                                                   ---------              ----
    Total Owned by Officers and Directors (5 persons).......       5,745,000              14.5%
                                                                   ---------              ----
5% BENEFICIAL OWNERS
  Argonaut Associates.......................................       2,363,000               6.3%
  14-16 Regent Street
  London SW1Y 4PH
  United Kingdom

  Adrian Clarke.............................................       2,250,000               6.0%
  18 Reading Road
  Cholsey Oxon, OX109HL
  United Kingdom

  World Innovation Netcomm Services, Inc....................       3,500,000               9.3%
  5727 South Lewis Avenue
  Suite 400
  Tulsa, Oklahoma 74109

------------------------

(1) Includes options to acquire 1,000,000 shares, all of which are currently exercisable.

(2) Includes options to acquire 1,000,000 shares, all of which are currently exercisable.

(3) Includes options to acquire 100,000 shares, all of which are currently exercisable.

(4) Includes 2,363,000 shares owned by Argonaut Associates, of which Mr. Mitchell is a partner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company paid no management fees to any entity owned by a stockholder/director/officer in 2000 or 1999. The Company has engaged Argonaut Associates as its financial advisor. Mr. Mitchell is a partner at Argonaut Associates. The terms of the agreement with Argonaut provide that Argonaut is to receive a fee for its services of $10,000 per month and plus 10% of the size of any transaction undertaken by the Company. The Company has issued 2,363,000 shares of Common Stock to Argonaut as consideration for consulting services to be provided to the Company. The agreement with Argonaut was approved by the disinterested members of the Board of Directors.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-K

    (a) EXHIBITS. The following Exhibits are filed as part of this Annual Report on Form 10-KSB

         3.1            Articles of Incorporation, as amended (incorporated herein by reference to Exhibit (3.1) to the Company's Annual Report on Form 10-K for the fiscal year June 30, 1993)

         3.2            Bylaws, as amended (filed herewith).

        10.1 Stock Incentive Plan, as amended and restated (filed herewith)

        10.2            Share Purchase Agreement between Adrian Clarke, Wendy
                        Elizabeth Lugner, Kenneth Fraser Shimmin, Peter Butler and
                        GS Telecom Limited, dated May 2000, (incorporated by
                        reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12,
                        2000)

        10.3            Agency Agreement between Argonet Payments System Limited and
                        [GS Telecom Limited], dated June 2, 2000 (incorporated by
                        reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12,
                        2000).

        10.4            Assignment of Rights between GS Telecom Limited and
                        Medifusion Inc. (incorporated by reference to the Company's
                        Current Report on Form 8-K, filed with the Securities and
                        Exchange Commission on April 4, 2000)

        10.5            Financial Services Agreement between Argonaut Associates
                        Limited and [GS Telecom Limited], dated January 20, 2000
                        (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange
                        Commission on March 3, 2000)

        10.6            License and Service Bureau Agreement between Word Innovation
                        Netcomm Services, Inc. and GS Telecom Limited, dated
                        October 15, 1999 (incorporated by reference to the Company's
                        Current Report on Form 8-K, filed with the Securities and
                        Exchange Commission on December 21, 1999)

        10.7            Agreement of Sale between GS Telecom Limited and Meronvine
                        Limited, dated November 17, 1999 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the
                        Securities and Exchange Commission on December 22, 1999)

        10.8            Purchase Agreement among Masstech Inc. and GS Telecom
                        Limited (incorporated by reference to the Company's Current
                        Report on Form 8-K, filed with the Securities and Exchange
                        Commission on June 11, 1999)

        16.1 Letter from Oatley & Hansen (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 13, 2000)

        21              Subsidiaries

    (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

           April 4, 2000

           April 12, 2000

           June 12, 2000

    (c) Financial statements of GS Telecom Limited.

                                                                 PAGE
                                                              -----------
Reports of Independent Accountants..........................  F-2 and F-3

Balance Sheets..............................................          F-4

Statement of Operations.....................................          F-5

Statements of Shareholders' Equity..........................          F-6

Statements of Cash Flow.....................................          F-7

Notes to Financial Statements...............................          F-8

                      GS TELECOM LIMITED AND SUBSIDIARIES

                                                                PAGE
                                                              --------
Report of BDO Stoy Hayward, Independent Auditors............    F-2
Report of Oatley, Bystrom & Hansen, Independent Public
  Accountants...............................................    F-3
Consolidated balance sheet as of June 30, 2000..............    F-4
Consolidated statements of operations for the fiscal years
  ended June 30, 2000 and 1999..............................    F-5
Consolidated statements of stockholders' equity/(deficit)
  for the fiscal years ended June 30, 2000 and 1999.........    F-6
Consolidated statements of cash flows for the fiscal years
  ended June 30, 2000 and 1999..............................    F-7
Notes to consolidated financial statements..................    F-8

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
GS Telecom Limited and Subsidiaries

    We have audited the accompanying consolidated balance sheet of GS Telecom Limited and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GS Telecom Limited and Subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

    The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 to the financial statements, the Company has incurred significant recurring losses and has substantial accumulated deficits as of June 30, 2000 which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                          BDO STOY HAYWARD

London
England
April 1, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

November 15, 1999
To the Board of Directors
GS Telecom Limited

    In our opinion, the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows present fairly the results of operations and cash flows of GS Telecom Limited (the "Company") for the year ended June 30, 1999, in conformity with generally accepted accounting principles. This opinion is based on an examination which was made by us in accordance with generally accepted auditing standards and accordingly included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances. We did not examine the consolidated financial statements of GS Telecom Limited for any period subsequent to June 30, 1999.

    The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 2 to the financial statements, the Company has incurred significant recurring losses and has substantial working capital and accumulated deficits, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          OATLEY & HANSEN, P.C.

Greenwood Village
Colorado

                      GS TELECOM LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          JUNE 30,
                                                                NOTE        2000
                                                              --------   -----------
                           ASSETS
CURRENT ASSETS:
  Cash......................................................             $    44,700
  Cash held in escrow.......................................     4           400,000
  Accounts receivable.......................................                   5,005
  Prepaid and other current assets..........................     5         2,574,151
                                                                 --      -----------
    TOTAL CURRENT ASSETS....................................               3,023,856
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF
  $3,604....................................................     6            24,680
                                                                 --      -----------
NON-CURRENT ASSETS:
  Acquired technology, net of accumulated amortization of
    $297,647................................................     7         2,931,168
  License rights, net of accumulated amortization of
    $138,911................................................                 841,589
                                                                 --      -----------
    TOTAL NON-CURRENT ASSETS................................               3,772,757
                                                                 --      -----------
TOTAL ASSETS................................................             $ 6,821,293
                                                                         ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Convertible notes payable.................................     8       $   208,500
  Demand notes payable......................................     8           212,400
  Loans from shareholders...................................     9           227,266
  Accounts payable..........................................                 155,554
  Accrued expenses..........................................                 228,219
  Accrued salaries and wages................................                 171,460
  Accrued interest payable..................................                 127,837
                                                                 --      -----------
    TOTAL CURRENT LIABILITIES...............................               1,331,236
                                                                         -----------
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 100 million shares authorized;
    38,606,036 shares issued and outstanding................                      --
  Additional paid-in capital................................              12,771,053
  Accumulated deficit.......................................              (7,286,504)
  Accumulated other comprehensive income....................                   5,508
                                                                 --      -----------
    TOTAL STOCKHOLDERS' EQUITY..............................               5,490,057
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................             $ 6,821,293
                                                                         ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED JUNE 30,

                                                                NOTE        2000          1999
                                                              --------   -----------   -----------
General and administrative expenses.........................             $(3,930,561)  $  (618,584)

Interest expense............................................                (873,425)      (51,873)
                                                                         -----------   -----------

Loss from continuing operations.............................              (4,803,986)     (670,457)

Discontinued operations:

Gain on disposal of discontinued operations.................     10          908,116            --
                                                                         -----------   -----------

NET LOSS....................................................             $(3,895,870)  $  (670,457)
                                                                         ===========   ===========

Basic and diluted loss per share:

Loss from continuing operations.............................             $     (0.10)  $     (0.01)

Gain from disposal of discontinued operations...............                    0.02            --
                                                                         -----------   -----------

Net loss per share..........................................             $     (0.08)  $     (0.01)
                                                                         ===========   ===========

Weighted average shares outstanding, basic and diluted......              49,474,189    50,733,983
                                                                         ===========   ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                   FOR THE YEAR ENDED JUNE 30, 2000 AND 1999

                                                                          ACCUMULATED
                                      COMMON STOCK         ADDITIONAL        OTHER                          TOTAL
                                ------------------------     PAID IN     COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                  SHARES        AMOUNT       CAPITAL     INCOME/(LOSS)     DEFICIT     EQUITY/(DEFICIT)
                                -----------   ----------   -----------   -------------   -----------   ----------------
Balances at June 30, 1998.....   16,828,414   $      --    $ 1,137,357      $ 5,510      $(2,720,177)    $(1,577,310)
Comprehensive income:
  Net loss for the fiscal
  year........................           --          --             --           --         (670,457)       (670,457)
Other comprehensive income:
  Foreign currency translation
    adjustments...............           --          --             --       15,048               --          15,048
                                                                                                         -----------
Comprehensive income for the
  fiscal year.................                                                                              (655,409)
                                                                                                         -----------
Common stock issued to acquire
  intellectual property and
  related software rights.....   43,000,000          --             --           --               --              --
Issuance of common stock......      228,000          --        243,000           --               --         243,000
                                -----------   ----------   -----------      -------      -----------     -----------
Balances at June 30, 1999.....   60,056,414   $      --    $ 1,380,357      $20,558      $(3,390,634)    $(1,989,719)
                                              ----------
Comprehensive income:
  Net loss for the fiscal
  year........................           --          --             --           --       (3,895,870)     (3,895,870)
Other comprehensive income:
  Foreign currency translation
    adjustments...............           --          --             --      (15,050)              --         (15,050)
                                                                                                         -----------
Comprehensive loss for the
  fiscal year.................                                                                            (3,910,920)
                                                                                                         -----------
Issuance of common stock......    2,419,000          --        918,353           --               --         918,353
Issuance of common stock
  relative to the acquisition
  of
Snowstorm Development Limited
  (see note 7)................    3,000,000          --      3,068,103           --               --       3,068,103
Issuance of common stock for
  services....................    5,745,000          --      5,325,436           --               --       5,325,436
Issuance of common stock to
  acquire license rights......    3,500,000          --        920,500           --               --         920,500
Issuance of common stock to
  repay shareholder loans (see
  note 9).....................      350,000          --        138,600           --               --         138,600
Conversion of notes payable to
  common stock (see note 8)...    1,535,622          --      1,019,704           --               --       1,019,704
Rescindance of common stock
  relative to intellectual
  property and related
  software rights (see note
  12c)........................  (38,000,000)         --             --           --               --              --
                                -----------   ----------   -----------      -------      -----------     -----------
Balances at June 30, 2000.....   38,606,036   $      --    $12,771,053      $ 5,508      $(7,286,504)    $ 5,490,257
                                ===========   ==========   ===========      =======      ===========     ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED JUNE 30,

                                                                 2000         1999
                                                              -----------   ---------
CASH FLOWS FROM OPERATION ACTIVITIES:
Net loss from continuing operations.........................  $(4,803,986)  $(670,457)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES:
  Gain from sale of discontinued operations.................      908,116          --
  Non-cash interest costs...................................      785,158          --
  Common stock issued for services..........................    2,836,093          --
  Depreciation..............................................        2,432       1,191
  Amortization..............................................      436,558
CHANGES IN OPERATING ASSETS AND LIABILITIES (NET OF CHANGES
  FROM ACQUISITION):
  Cash held in escrow.......................................     (400,000)         --
  Accounts receivables......................................      (13,408)        105
  Prepaid and other current assets..........................      (64,779)     (3,720)
  Accounts payable..........................................     (409,181)   (114,292)
  Accrued expenses..........................................      (27,694)    434,548
  Accrued salaries and wages................................      119,128          --
  Accrued interest payable..................................       85,036          --
                                                              -----------   ---------
  NET CASH USED IN OPERATING ACTIVITIES.....................     (546,527)   (352,625)
                                                              -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (25,921)     (2,382)
  Deposit to acquire software license.......................           --     (60,000)
  Investment in subsidiary, net of cash acquired............     (268,562)         --
                                                              -----------   ---------
  NET CASH USED IN INVESTING ACTIVITIES.....................     (294,483)    (62,382)
                                                              -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loans...........................      238,663     163,642
  Proceeds from issuance of common stock....................      918,353     243,000
  Repayments to affiliates and related parties..............     (256,307)     (6,632)
                                                              -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      900,709     400,010
                                                              -----------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (15,050)     15,048
                                                              -----------   ---------
NET INCREASE IN CASH........................................       44,649          51
CASH AT BEGINNING OF YEAR...................................           51          --
                                                              -----------   ---------
CASH AT END OF YEAR.........................................  $    44,700   $      51
                                                              ===========   =========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

    GS Telecom Limited and Subsidiaries (the "Company") was incorporated in Colorado on December 19, 1983. The operations of the Company are focused on acquiring and developing businesses and technologies in E-Commerce.

    During March 2000, the Company formed a wholly-owned subsidiary in the United Kingdom, ATTM Cards (Europe) Limited (see note 7).

    Effective March 21, 2000 the Company acquired 100% of Snowstorm Development Limited, a United Kingdom company (see note 7).

    Snowstorm Development is the only operational business in the group at June 30, 2000.

2. BASIS OF PRESENTATION

    (a)  Principles of consolidation

    The financial statements include the accounts of GS Telecom Limited and its subsidiaries. All significant inter-company transactions and balances have been eliminated.

    (b) Going concern consideration

    The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred significant recurring losses and has a substantial accumulated deficit as of June 30, 2000, which raise substantial doubt about the Company's ability to continue as a going concern.

    At June 30, 2000, the Company had no substantial product, services or properties and requires significant additional financing to satisfy outstanding obligations and to commence operations. Management's plans to address these matters include private placements of common stock, obtaining short-term loans, and seeking suitable joint venture relationships in technology and e-commerce fields of business. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

    (a)  Use of estimates

    Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are assessment of realization of acquired technology, useful asset lives for depreciation and amortization, and valuation of deferred tax assets. Actual results could differ from those estimates.

                      GS TELECOM LIMITED AND SUBSIDIARIES

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (b) Foreign currency

    The reporting currency of the Company is the United States dollar. The Company's functional currency is the UK pound sterling because the business is located, and primarily operates in, the United Kingdom.

    For consolidation purposes, the assets and liabilities of overseas subsidiaries are translated at the closing exchange rates. Consolidated statements of income of such subsidiaries are consolidated at the average rates of exchange during the period. Exchange differences arising on the translation of subsidiaries' financial statements are recorded in the cumulative foreign currency translation adjustment account as a component of stockholders' equity.

    Transactions in foreign currencies are recorded using the rate of exchange ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

    (c) Revenue recognition

    Sales are recognized when products are shipped or services rendered.

    (d) Property and equipment

    Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of assets are capitalized. Depreciation is computed using the straight-line method over the assets' estimated useful lives as follows:

        Computer equipment..............      4 years
        Office equipment................      4 years

    Depreciation expense recorded in fiscal 2000 and 1999 was $2,432 and $1,191, respectively.

    (e) Acquired technology

    The acquired technology represents the estimated value of the working technology acquired from Snowstorm. The amount is being amortized over the estimated three year life of the technology. Amortization expense relating to the technology amounted to $297,647 for the year ended June 30, 2000.

    (f) License rights

    License rights reflect costs incurred to use the intellectual property of others. These costs are amortized on a straight-line basis over five years. Amortization expense relating to license rights was $138,911 and $0 for the years ended June 30, 2000 and 1999, respectively. Total accumulated amortization for license rights was $138,911 at June 30, 2000.

    (g) Comprehensive income

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" in the first quarter of fiscal 1998. SFAS No. 130 sets standards for the reporting and display of comprehensive income, its components and accumulated balances.

                      GS TELECOM LIMITED AND SUBSIDIARIES

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Comprehensive income is comprised of net income and all changes in stockholders' equity except those due to investments by owners and distributions to owners. The Company has elected to disclose comprehensive income in its Statement of Changes in Stockholders' Equity. The only item of comprehensive income (loss) is foreign currency translation adjustments.

    (h) Income taxes

    Income taxes are calculated using the liability method specified by SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

    (i) Earnings (loss) per share

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 2000 and 1999, potentially dilutive securities that related to shares issuable upon the exercise of stock options and warrants granted by the Company were excluded, as their effect was antidilutive. At June 30, 2000 2,740,000 stock options, 1,236,000 warrants and 1,293,023 potentially dilutive common shares under convertible loan notes were excluded from the calculation. No stock options or warrants were outstanding at June 30, 1999.

    (j) Long lived assets

    Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No write downs were necessary for fiscal 2000 or 1999.

    (k) Stock-based compensation

    The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by Statement of Financial Accounting Standards No. 123 ("SFAS123") "Accounting for Stock-Based Compensation". APB 25 provides for compensation cost to be recognized over the vesting period of the options based on the difference, if any, between the fair market value of the Company's stock and the option price on the grant date. SFAS 123 requires companies that follow APB 25 to provide pro forma disclosure of the effect of applying the optional fair value method.

                      GS TELECOM LIMITED AND SUBSIDIARIES

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (l) Concentrations

    Substantially all activities of the Company were conducted in the United Kingdom in fiscal 2000 and 1999.

    (m) Effect of new accounting pronouncements

    In June 1998 the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards No. 133; "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"). SFAS No. 133 (as amended by SFAS
No. 137) requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not presently enter into any transactions involving derivative financial instruments and, accordingly, believes that the standard did not have a material impact on its financial position or results of operations.

    In December 1999, the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" (as amended by SAB 101(B)). This bulletin summarizes views of Staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt SAB No 101 in the fourth quarter of fiscal 2001. Management believes that their current revenue recognition policy complies with the guidelines in SAB No. 101 and, therefore, do not believe the adoption of SAB
No. 101 will have a material impact on the Company's financial position or results of operations.

    In March 2000, the FASB issued Financial Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion 25". Interpretation No. 44 is effective July 1, 2000. Interpretation
No. 44 clarifies the application of APB Opinion 25 for various matters, specifically: the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. Management believes that the adoption of Interpretation No. 44 did not have a material impact on its financial position or results of operations.

    In March 2000 the FASB's Emerging Issue Task Force ("EITF") reached a consensus on EITF 00-2, "Accounting for Web Site Development Costs." EITF 00-2 discusses how an entity should account for costs incurred to develop a web site. The EITF is effective in the first quarter of fiscal 2001. Management believes that the adoption of EITF 00-2 did not have a material impact on the Company's position or results of operations.

    (n)  Reclassifications

    Certain reclassifications were made to fiscal 1999 balances to confirm with fiscal 2000 presentation.

4. CASH HELD IN ESCROW

    The Company secured license rights from World Innovation Netcom
Services, Inc. ("WINS") through the issuance of 3.5 million shares of restricted common stock with a value of $920,500 along with payment $60,000 (see note 3
(f)). In connection with this agreement, the Company was required to deposit $400,000 with WINS until these common shares become free trading.

                      GS TELECOM LIMITED AND SUBSIDIARIES

5. PREPAIDS AND OTHER CURRENT ASSETS

    During fiscal 2000, the Company issued 5,745,000 of common shares valued at $5,325,436 for consulting services to be provided. At June 30, 2000, $2,574,151 was included in current assets as a prepayment with $2,751,285 being charged to general and administrative expenses.

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at June 30, 2000:

Computer equipment..........................................  $25,903
Office furniture and equipment..............................    2,381
                                                              -------
                                                               28,284
Less: Accumulated depreciation..............................   (3,604)
                                                              -------
                                                              $24,680
                                                              =======

7. BUSINESS ACQUISITIONS

    Effective March 21, 2000 the Company acquired 100% of the common stock of Snowstorm Development Limited ("Snowstorm"), a company incorporated in the United Kingdom. Snowstorm is engaged in the development of communication products for Internet communications. Snowstorm was purchased for 3 million unregistered shares of the Company's common stock with a market price of $0.98, using a 10%, discount to the market price at the date of the transaction (to reflect the inability to trade the stock) and in addition to 640,000 stock options to purchase shares of the Company's common stock at $1.50 per share. The options were valued at $122,403 using the Black Scholes valuation method (assuming a risk free rate of 6.49% and a volatility of 209%) and included as additional purchase consideration. The total purchase price of $3,068,103 has been allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition as follows:

Current assets..............................................  $   35,282
Acquired technology.........................................   3,228,815
Current liabilities.........................................    (195,994)
                                                              ----------
                                                              $3,068,103
                                                              ==========

    The acquisition was accounted for as a purchase and, accordingly, the results of Snowstorm's operations have been included in the Company's results of operations subsequent to March 21, 2000. The results of Snowstorm's operations would not have had a material impact on the Company's results of operations for fiscal 1999. The only significant impact upon results would have been amortization of the acquired technology shown above.

    During March 2000 the Company formed a subsidiary, ATTM Cards (Europe) Limited ("ATTM"), a company incorporated in the United Kingdom. ATTM will primarily engage in launching and managing the rollout of ATTM card services throughout Europe. The results of ATTM's operations have been included in the Company's results of operations for fiscal 2000.

                      GS TELECOM LIMITED AND SUBSIDIARIES

8. DEMAND NOTES AND CONVERTIBLE NOTES PAYABLE

Demand notes payable--due on demand, unsecured and bear
  interest at 9% per annum (see note 12)....................  $212,400
Convertible notes payable--due September 30, 2000 and bear
  interest at 8% per annum (see note 12)....................   208,500
                                                              --------
                                                              $420,900
                                                              ========

    The convertible note holders have the option to convert the original principal amount of the notes into common stock at the lower of $2 per share or 75% of the average closing bid price of the stock for trading five days prior to exercise. Notwithstanding the foregoing, if, after the effectiveness of a registration statement or if an exemption is available from registration, the closing bid price of the common stock reaches $4 per share for five consecutive trading days, the Company has the option to require conversion of up to 50% of the original principal, and if the closing bid price reaches $8 per share, the Company has the option of requiring conversion of all of the original principal.

    During fiscal 2000 $168,000 of these notes were converted into 1,535,622 shares of common stock. The market value of the stock was $1,019,704 and the difference of $851,704 has been charged against interest expense.

9. LOANS FROM SHAREHOLDERS

Loans from shareholders--due on demand,
unsecured and bear interest at 9% per annum.................  $227,266
                                                              ========

    During fiscal 2000, $175,000 of these notes were converted into 350,000 shares of common stock. The market value of the stock was $138,600 and the difference of $36,400 has been credited against interest expense.

10. DISCONTINUED OPERATIONS

    During June 1998 the Company determined to sell or otherwise discontinue the operations of GST Limited (GST"), an Isle of Man company, to allow the Company to further focus its efforts on the core business of internet/electronic commerce. GST had two United Kingdom wholly owned subsidiaries, Guardian Smart Systems Limited ("GSS") and Total Energy Controls (Commercial) Limited ("TECC"). GSS was engaged in the design and marketing of domestic energy savings and home management systems and TECC's business was to market and install commercial energy savings devices. In addition, the assets of the GST subsidiaries also included Associated Power Industries Limited ("API"), a United Kingdom designer and manufacturer of energy savings systems. During fiscal 2000 and 1999 these subsidiaries had no operations.

    During November 1999 the Company sold its interest in GST including its two subsidiaries as well as its interest in API. Consideration paid for the subsidiaries was the assumption of outstanding liabilities. As a result, the Company realized income from the disposal of discontinued operations of approximately $908,000.

                      GS TELECOM LIMITED AND SUBSIDIARIES

11. INCOME TAXES

    The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of tax payable for the current fiscal year (b) recognize the amount of deferred tax liability or asset for the future tax consequences of events that have been reflected in the Company's financial statements or tax returns.

    The Company is subject to United Kingdom corporation tax on a world-wide basis with relief for foreign taxes in cases where double taxation relief agreements have been established. The Company did not record a provision for corporation tax in the Consolidated statement of operations due to the net operating losses in the year which substantially accounts for the deferred tax asset.

    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets consisted of the following at June 30, 2000:

                                                           2000       1999
                                                         --------   ---------
Deferred tax assets
Net operating loss carryforwards.......................  $942,000   $ 122,000
Less valuation allowance...............................  (942,000)   (122,000)
                                                         --------   ---------
Deferred tax asset--net................................  $     --          --
                                                         ========   =========

                      GS TELECOM LIMITED AND SUBSIDIARIES

11 INCOME TAXES (CONTINUED)

    The valuation allowance increased by $820,000 in fiscal 2000.

    The difference between income taxes at the United Kingdom corporation tax rate and the effective income tax rate was as follows for fiscal 2000 and 1999:

                                                                2000             1999
                                                              --------         --------
Computed at United Kingdom corporation tax rate.............    (20)%            (15)%

Increase in valuation allowance.............................     20               15
                                                                ---              ---

Effective rate, net.........................................     -- %             -- %
                                                                ===              ===

    As of June 30, 2000, the Company had UK net corporation tax operating loss carryforwards totaling approximately $4,710,000 resulting from operating losses. The amount of the net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock.

12 STOCKHOLDERS' EQUITY

    (a)  Shareholder loans

    (See note 9)

    (b)  Convertible notes payable

    (See note 8)

    (c)  Stock issued for software and property rights

    In fiscal 1999, the Company purchased software and intangible property rights ("IPR") and the interests in four special effects film studios that use the proprietary technology for a total of 43 million shares. As there are certain significant outstanding issues with respect to access and title to the IPR and software, the Company is unable to estimate their associated value, if any. Accordingly, the cost of the assets acquired has not been recorded in the accompanying financial statements. During fiscal 2000, 38 million of these shares were rescinded and canceled.

    (d)  Stock issued for cash

    During fiscal 1999, a total of 228,000 shares of common stock were issued to investors in private placements for a total of $243,000 (prices per share of common stock ranged from $.50 to $1.10).

    During fiscal 2000, a total of 2,419,000 shares of common stock were issued to investors in private placements for a total of $918,353 (prices per share of common stock ranged from $.20 to $.56).

    (e)  Stock issued for license rights

    During fiscal 2000, the Company issued 3.5 million shares of common stock valued at $920,500 plus $60,000 to acquire a five year license relating to e-commerce applications.

    (f)  Stock issued for business acquisitions

    (See note 7)

                      GS TELECOM LIMITED AND SUBSIDIARIES

12 STOCKHOLDERS' EQUITY (CONTINUED)
    (g)  Stock issued for services

    During fiscal 2000, a total of 3,413,000 shares of common stock were issued to consultants for professional services (market value $3,891,256) and 2,332,000 shares of common stock (market value $1,434,180) were issued to directors for professional services.

13.  STOCK OPTIONS AND WARRANTS

    (a)  Stock options

    The Company has a stock option plan which provides for the granting of options to employees or directors at prices and terms as determined by the Board of Directors. Such options vest immediately. All options issued by the Company to date have exercise prices which were equal to the market value of the company's common stock at the date of grant.

    Significant option groups outstanding at June 30, 2000 and related weighted average price and life information were as follows:

                                            WEIGHTED
                          OUTSTANDING        AVERAGE           WEIGHTED      EXERCISABLE AS      WEIGHTED
                           JUNE 30,         REMAINING          AVERAGE        OF JUNE 30,        AVERAGE
  EXERCISE PRICES            2000       CONTRACTUAL YEARS   EXERCISE PRICE        2000        EXERCISE PRICE
  ---------------         -----------   -----------------   --------------   --------------   --------------
         $ 0.24            2,100,000           4.41             $ 0.24         2,100,000          $ 0.24

         $ 1.50              640,000           4.93             $ 1.50           640,000          $ 1.50
                           ---------                                           ---------

                           2,740,000           4.53             $ 0.53         2,740,000          $ 0.53
                           =========                                           =========

    Information concerning all stock option activity is summarised as follows:

                                                                                             WEIGHTED
                                                           OPTION        OPTION PRICE      AVERAGE PRICE
                                                           SHARES         PER SHARE          PER SHARE
                                                          ---------   ------------------   -------------
Outstanding at June 30, 1999............................         --                   --          --

Granted.................................................  2,740,000         $0.24--$1.50      $ 0.53

Canceled or expired.....................................         --                   --          --

Exercised...............................................         --                   --          --
                                                          ---------

Outstanding at June 30, 2000............................  2,740,000         $0.24--$1.50      $ 0.53
                                                          =========

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and selected interpretations in accounting for its stock-based compensation plans. Accordingly, as all options and warrants have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. There were no stock options granted for the year ended June 30, 1999. The weighted average fair value of the options and warrants granted during fiscal 2000

                      GS TELECOM LIMITED AND SUBSIDIARIES

13.  STOCK OPTIONS AND WARRANTS (CONTINUED)
is estimated at $0.19 on the date of grant (using Black-Scholes option pricing model) with the following weighted average assumptions for 2000: volatility of 213.4%, risk-free interest rate of 6.14%, and an expected life of five years, and no dividends paid.

    (b)  Warrants

    In March 2000 the Company issued 1,236,000 warrants, all of which were outstanding at June 30, 2000, in connection with a private placement of $618,000 for 1,236,000 shares of restricted common stock. The weighted average exercise price was $1.25 and the weighted average warrant life was 0.67 years. The fair value of the warrants were determined using the Black-Scholes option pricing model. The weighted average assumptions were as follows: volatility of 2.05%, risk free rate of 6.20% and an expected life of one year and no dividends paid. The fair value of the warrants issued in connection with the private placement amounted to $245,000. There were no warrants for the year ended June 30, 1999.

14  RELATED PARTIES

    The Company was indebted to three shareholders in the amount of $227,266 at June 30, 2000. These notes are unsecured, bear interest at 9% and are due on demand. During fiscal 2000, an additional $175,000 of similar notes were repaid via the issuance of 350,000 shares of common stock. Interest expense charged to the Company in relation to these loans amounted to $34,706 and $0 for the years ended June 30, 2000 and 1999, respectively.

    Argonaut Associates ("Argonaut"), a company in which a director of GS Telecom Limited is a partner, provided the Company with $618,000 through a private placement of 1,236,000 shares of common stock in addition to warrants to purchase an additional 1,236,000 shares at $1.25 per share.

15  SUPPLEMENTARY CASH FLOW DISCLOSURES

    Cash paid for interest amounted to $33,377 and $0 for the years ended June 30, 2000 and 1999, respectively.

    (a) During fiscal 2000, the Company issued 3 million shares of common stock in addition to 640,000 stock options for the acquisition of Snowstorm Development Limited (see note 7).

    (b) During fiscal 2000, the Company issued 3.5 million shares of common stock to acquire certain license rights (see note 12(e)).

    (c) During fiscal 2000, the Company issued a total of 1,885,622 shares of common stock to repay loan notes and shareholder loans.

    (d) During fiscal 2000, 5,745,000 shares of common stock valued at $5,325,436 were issued for consulting services and director's services provided to the Company.

16.  COMMITMENTS AND CONTINGENCIES

    (a)  Commitments

    The Company leases its present office on a monthly basis at $2,500 per month. Rental expense for offices and related facilities in fiscal 2000 and 1999 was $14,076 and $11,963, respectively.

                      GS TELECOM LIMITED AND SUBSIDIARIES

16.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    (b)  Contingencies

    On April 19, 1999, the United States Securities and Exchange Commission issued a formal private investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. While the Company believes it has meritorious defenses to any such claims, it is cooperating fully with the investigation. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof. In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunctive action against further violation of securities laws and rules. Such consequences would have a material adverse effect on the Company.

    During fiscal 1999, the Company and holders of $588,900 in notes payable became involved in a dispute. The Company has charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be predicted, but the Company intends to defend its rights vigorously. These notes are classified as a current liability because of the outstanding dispute. During fiscal 2000, $168,000 of these notes were converted into 1,555,622 shares of common stock.

    During fiscal 1999, prior to the installation of the Company's present management, certain certificates purported to represent approximately 800,000 shares of the Company's common stock were invalidly distributed by third parties. The Company has placed a stop transfer on such shares and is pursuing remedies against the perpetrators of this scheme.

    The Company is a defendant in a lawsuit entitled GST
Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom LTD, in which plaintiffs are seeking an injunction and damages for trademark infringement and name infringement. On April 22, 1999, the Company consented to a judgement in Federal District Court in San Francisco and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company also agreed to change its name within four months after judgement. The court entered judgment on April 22, 1999. The Company intends to change its name as soon as its Annual Report on Form 10-KSB and a Proxy Statement are filed with the Securities and Exchange Commission and mailed to shareholders of the Company.

    A significant portion of the Company's business is conducted in currencies other than the US dollar (the currency in which its financial statements are stated), primarily the British pound. The Company incurs a significant portion of its expenses in British pounds, including all of its product development expenses and a substantial portion of its general and administrative expenses. As a result the value of the British pound relative to the other currencies in which the Company generates revenues, particularly the US dollar, could adversely affect operating results. The Company does not currently undertake hedging transactions to cover its currency.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts for accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturities of these instruments. The fair value of notes payable approximates fair value because of the market rate of interest on the debt.

                      GS TELECOM LIMITED AND SUBSIDIARIES

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The determinations of fair value discussed above are subjective in nature and involve uncertainties and significant matters of judgement and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

18.  FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of the year ended June 30, 2000, the company recorded significant adjustments which decreased income by $3,621,000. The adjustments were as follows:

General and administrative expenses.........................  $2,836,000
Interest expenses...........................................    785,000
                                                              =========

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GS TELECOM LIMITED

April 6, 2001                                          By:              /s/ JOHN MITCHELL
                                                            -----------------------------------------
                                                                          John Mitchell
                                                                     CHIEF EXECUTIVE OFFICER
                                                                        /s/ F.G.L. ASKHAM
                                                            -----------------------------------------
                                                                          F.G.L. Askham
                                                                     CHIEF FINANCIAL OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                        TITLE                                  DATE
                      ---------                        -----                                  ----
     -------------------------------------------       Director
                   Corey J. Adcock

                  /s/ F.G.L. ASKHAM
     -------------------------------------------       Director                          April 6, 2001
                    F.G.L. Askham

              /s/ C.P. GERVAISE-BRAZIER
     -------------------------------------------       Director                          April 6, 2001
                C.P. Gervaise-Brazier

                  /s/ JOHN MITCHELL
     -------------------------------------------       Director                          April 6, 2001
                    John Mitchell

     -------------------------------------------       Director
                   Timothy Roberts