Form 10QSB
period 2000-09-30
GS TELECOM LTD
filed 2001-05-25
CIK 754435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-

                            ------------------------

                               GS TELECOM LIMITED

       (Exact name of small business issuer as specified in its charter)

            COLORADO                            36-3296861
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

             14-16 REGENT STREET, LONDON, SWIY 4PH, UNITED KINGDOM
                    (Address of principal executive offices)

                              +44-(0) 870-710-6390
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 15, 2001: 38,606,036 SHARES OF COMMON STOCK, NO PAR VALUE.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal quarter ended September 30, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

    Except for historical information, the material contained in this Management's Discussion and Analysis or Plan of Operation is forward-looking. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's Annual Report on
Form 10-KSB for the fiscal year ended June 30, 2000 ("Fiscal 2000"), which may cause actual results to differ materially from those described. These risks and uncertainties include the limited revenues and significant operating losses generated to date and the possibility of significant ongoing capital requirements. For the purposes of the safe harbor protection for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995, readers are urged to review the list of certain important factors set forth in "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".

    For purposes of the discussion contained herein, all information is reported on a consolidated basis for the Company and its wholly-owned subsidiaries.

    The report of the Company's independent accountants, BDO Stoy Hayward, on the Company's financial statements for the fiscal year ended June 30, 2000, includes a statement that the Company has incurred significant recurring losses and has a substantial accumulated deficit as of the end of its fiscal year. The auditors have stated that there is a substantial doubt about the ability of the Company to continue as a going concern. There can be no assurances that the Company will be able to generate any revenues or will be able to continue as a going concern.

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

RESULTS OF OPERATIONS

    REVENUES. In the fiscal quarter ended September 30, 2000 (the "Current Quarter"), the Company had no revenues from operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Quarter, the Company incurred an aggregate of $1,287,365 in selling, general and administrative expenses, versus $641,290 for the fiscal quarter ended
September 30, 1999. The primary reason for the income was professional expenses in seeking acquisitions in the E-commerce field.

    NET LOSS AND LOSS PER SHARE. Net loss was $1,642,384 for the Current Quarter, versus ($665,069) for the fiscal quarter ended September 30, 1999 (the "Comparable Quarter"). Loss per share for the Current Quarter was ($0.04) based on weighted average shares outstanding of 38,606,036, as compared to a loss per share of ($0.01) based on weighted average shares outstanding of 61,327,936 for the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At September 30, 2000, the Company had $2,172,435 in current assets versus $3,023,856 in current assets at September 30, 1999. At September 30, 2000, cash and cash equivalents amounted to $52,401, with $400,000 held in escrow; at June 30, 2000, the Company had cash and cash equivalents of $44,700, with $400,000 held in escrow. The balance of current assets primarily consists of prepaid expenses in both periods.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at September 30, 2000 was $3,858,912, including an accumulated deficit of ($8,928,889). At
June 30, 2000, the Company's stockholders' equity was $5,490,057, including an accumulated deficit of ($7,286,504).

    The Company will require additional working capital during its fiscal year ending June 30, 2001 and thereafter to implement its business strategies, including cash for (i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or product candidates that the Company would not otherwise relinquish. While the Company has subsequently begun to receive commercial revenues, there can be no assurances that its existing commercial agreements will provide adequate cash to sustain its operations. If the Company decides to expand its business faster, or to geographic areas outside of Europe during the next twelve months, it may need to raise further capital.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

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

    (c) The Company learned in May 1999 that certificates allegedly representing shares of its common stock were issued improperly, having not been authorized by the Company's transfer agent nor approved properly by the Company's Board of Directors. The Company has determined that all such certificates are invalid and has so notified the Securities and Exchange Commission, Depository Trust Corporation, and the Company's current transfer agent, Colonial Stock Transfer Co, Inc. From the current information available, it appears that invalid certificates, totaling approximately 800,000 shares have been submitted for transfer. The Company has placed a stop transfer on such shares and is pursuing its remedies against the perpetrators of this scheme. The Company is actively pursuing appropriate legal action against such perpetrators in relation to misrepresentations and the unauthorized distribution of stock.

    (d) In April 2001, the Company, the Company's subsidiary, Snowstorm Developments, and two of the Company's directors, John Mitchell and Tim Roberts, were named as co-defendants in a lawsuit brought by Payment Resources International, Inc. ("PRI"). The lawsuit was brought in the High Court of Justice, in the Queen's Bench Division in London. The Company and Snowstorm are named as defendants as allegedly having received funds that belonged to PRI. The Company and Snowstorm believe that they have meritorious defenses to such claims and are pursuing such defenses vigorously.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) None.

    (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATIONS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    (b) Reports on Form 8-K

    None.

                      GS TELECOM LIMITED AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Consolidated Balance Sheets as of September 30, 2000
  (Unaudited) and June 30, 2000
  (Audited).................................................    F-2

Consolidated Statements of Operations for the three months
  ended September 30, 2000 and 1999 (Unaudited).............    F-3

Consolidated Statements of Comprehensive Income for the
  three months ended September 30, 2000 and 1999
  (Unaudited)...............................................    F-4

Consolidated Statements of Cash Flows for the three months
  ended September 30, 2000 and 1999 (Unaudited).............    F-5

Notes to Consolidated Financial Statements..................    F-6

                      GS TELECOM LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN US$)

                                                              SEPTEMBER 30, 2000   JUNE 30, 2000
                                                                 (UNAUDITED)         (AUDITED)
                                                              ------------------   -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................      $   52,401        $   44,700
Cash held in escrow.........................................         400,000           400,000
Accounts receivable, net of allowance for doubtful accounts
  of $4,878 and nil, respectively...........................              --             5,005
Prepaid expenses............................................       1,720,034         2,574,151
                                                                  ----------        ----------

TOTAL CURRENT ASSETS........................................      $2,172,435        $3,023,856
LONG-TERM ASSETS:
Acquired technology, net of amortization of $566,716 and
  $297,647, respectively....................................      $2,662,099        $2,931,168
License rights, net of amortization of $187,934 and
  $138,911, respectively....................................         792,566           841,589
Property and equipment, net of depreciation of $5,410 and
  $3,604, respectively......................................          27,192            24,680
                                                                  ----------        ----------

TOTAL LONG-TERM ASSETS......................................      $3,481,857        $3,797,437
                                                                  ----------        ----------

TOTAL ASSETS................................................      $5,654,292        $6,821,293
                                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible notes payable...................................      $  208,500        $  208,500
Demand notes payable........................................         212,400           212,400
Loan from shareholders......................................         216,030           227,266
Accounts payable............................................         280,638           155,554
Amounts due to affiliate....................................         422,754                --
Accrued expenses............................................         143,478           228,219
Accrued salaries and wages..................................         159,563           171,460
Accrued interest payable....................................         158,080           127,837
                                                                  ----------        ----------

TOTAL CURRENT LIABILITIES...................................      $1,801,440        $1,331,236
                                                                  ----------        ----------
STOCKHOLDERS' EQUITY:
Common stock (no par value; 100,000,000 shares authorized,
  38,606,036 shares issued).................................              --                --
Additional paid-in capital..................................      12,771,053        12,771,053
Cumulative translation adjustment...........................          10,688             5,508
Accumulated deficit.........................................      (8,928,889)       (7,286,504)
                                                                  ----------        ----------

TOTAL STOCKHOLDERS' EQUITY..................................       3,852,852         5,490,057
                                                                  ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $5,654,292        $6,821,293
                                                                  ==========        ==========

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN US$)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Selling, general and administrative expenses................   $(1,292,243)   $   (641,290)

Depreciation and amortization...............................      (319,898)           (297)
                                                               -----------    ------------

  TOTAL OPERATING EXPENSES..................................    (1,612,141)       (641,587)
                                                               -----------    ------------

Loss from operations........................................    (1,612,141)       (641,587)

Net interest expense........................................       (30,243)        (23,482)
                                                               -----------    ------------

  NET LOSS..................................................   $(1,642,384)   $   (665,069)
                                                               ===========    ============

Net loss per share, basic and diluted.......................   $     (0.04)   $      (0.01)
                                                               ===========    ============

Weighted average shares outstanding basic and diluted.......    38,606,036      61,327,936*

* 21,500,000 and 16,500,000 shares were rescinded on October 21, 1999 and April 27, 2000 respectively.

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (AMOUNTS IN US$)

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         2000            1999
                                                     -------------   -------------
                                                      (UNAUDITED)     (UNAUDITED)
Net loss...........................................   $(1,642,384)     $(665,065)
Other comprehensive income (loss), cumulative
  currency translation adjustments.................         5,180             --
                                                      -----------      ---------
Comprehensive loss for the period..................   $(1,637,204)     $(665,069)
                                                      ===========      =========

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (AMOUNTS IN US$)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(1,642,384)     $(665,069)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       319,898            297
  Common stock issued for services..........................            --        490,068

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in accounts receivable.............................         5,005             65
Decrease in prepaid expenses................................       854,117           (234)
Increase in accounts payable................................       125,081        (17,070)
Increase in accrued expenses................................       (84,742)       (85,633)
Increase in accrued salaries................................       (11,897)            --
Increase in accrued interest................................        30,243             --
                                                               -----------      ---------

NET CASH USED IN OPERATING ACTIVITIES.......................      (404,679)      (277,576)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets....................................        (4,960)            --
                                                               -----------      ---------

NET CASH USED IN INVESTING ACTIVITIES.......................        (4,960)            --
                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock....................................            --         30,677
Advance from/(repaid to) affiliates.........................       422,754         (4,719)
Advances from/(repayment of) shareholder loans..............       (11,236)       238,288
                                                               -----------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES...................       411,518        264,246
                                                               -----------      ---------

Effect of changes in exchange rates on cash.................         5,822         14,882

Increase (decrease) in cash and cash equivalents............         7,701          1,552

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        44,700             51
                                                               -----------      ---------

CASH AND CASH EQUIVALENT, END OF PERIOD.....................   $    52,401      $   1,603
                                                               ===========      =========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    NATURE OF REPORT. The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission, and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows, for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

    FOOTNOTES. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, on file with the Securities and Exchange Commission.

    ESTIMATES AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Estimates relate primarily to recoverability of the Company's tangible and intangible assets.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    ACQUIRED TECHNOLOGY. Acquired technology is the difference between the value of the consideration paid and the value of the assets and liabilities acquired. It is amortized through the statement of operations over a period of three years, which is management's best estimate of its beneficial economic life.

2.  CONTINGENCIES

    On April 19, 1999, the United States Securities and Exchange Commission commenced a formal investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. While the Company believes it has meritorious defenses to any such claims, it is co-operating fully with the investigation. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof. In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunctive action against further violation of securities laws and rules. Such consequences would have a material adverse effect on the Company.

    During fiscal 1999, the Company and holders of $420,900 in notes payable became involved in the dispute. The Company has charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be predicted, but the Company intends to defend its rights vigorously. These notes are classified as a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2.  CONTINGENCIES (CONTINUED)
current liability because of the outstanding dispute. During fiscal 2000, $168,000 of these notes were converted into 1,535,622 shares of common stock.

    During fiscal 1999, prior to the installation of the Company's present management, certain certificates purporting to represent approximately 800,000 shares of the Company's common stock were invalidly distributed by third parties. The Company has placed a stop transfer on such shares and is pursuing remedies against the perpetrators of the scheme.

    The Company is a defendant in a lawsuit entitled GST
Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom LTD, in which plaintiffs are seeking an injunction and damages for trademark infringement and name infringement. The Company consented to a judgment in Federal District Court in San Francisco and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company also agreed to change its name within four months after judgment. The court entered judgment on April 22, 1999. While the Company has identified an alternative name, it has not yet taken any corporate action to effect such name change.

                                   SIGNATURE

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GS TELECOM LIMITED.

                                                       By:  /s/ JOHN MITCHELL
                                                            -----------------------------------------
                                                            John Mitchell
                                                            CHIEF EXECUTIVE OFFICER

                                                       By:  /s/ F.G.L. ASKHAM
                                                            -----------------------------------------
                                                            F.G.L. Askham
                                                            CHIEF FINANCIAL OFFICER

Date: May 21, 2001