Form 10QSB/A
period 2000-09-30
GS TELECOM LTD
filed 2001-06-25
CIK 754435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                FORM 10-QSB/A-1

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-

                            ------------------------

                               GS TELECOM LIMITED

       (Exact name of small business issuer as specified in its charter)

           COLORADO                        36-3296861
 (State or other jurisdiction   (IRS Employer Identification No.)
              of
incorporation or organization)

             14-16 REGENT STREET, LONDON, SWIY 4PH, UNITED KINGDOM
                    (Address of principal executive offices)

                              +44-(0) 870-710-6390
                          (Issuer's telephone number)

                            ------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION, ANALYSIS AND PLAN OF OPERATION

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Quarter, the Company incurred an aggregate of $1,292,243 in selling, general and administrative expenses, versus $641,290 for the fiscal quarter ended
September 30, 1999. The primary reason for the income was professional expenses in seeking acquisitions in the E-commerce field.

    NET LOSS AND LOSS PER SHARE. Net loss was ($1,642,384) for the Current Quarter, versus ($615,069) for the fiscal quarter ended June 30, 2000 (the "Comparable Quarter"). Loss per share for the Current Quarter was ($0.04) based on weighted average shares outstanding of 38,606,036, as compared to a loss per share of ($0.01) based on weighted average shares outstanding of 61,327,936 for the Comparable Quarter.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At September 30, 2000, the Company had $2,172,435 in current assets versus $3,023,856 in current assets at September 30, 1999. At June 30, 2000, cash and cash equivalents amounted to $52,401, with $400,000 held in escrow; at June 30, 2000, the Company had cash and cash equivalents of $44,700, with $400,000 held in escrow. The balance of current assets primarily consists of prepaid expenses in both periods.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at September 30, 2000 was $3,852,852, including an accumulated deficit of ($8,928,889). At September 30, 1999, the Company's stockholders' equity was $5,490,057, including an accumulated deficit of ($7,286,504).

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

    (a) Exhibits

    (b) Reports on Form 8-K

    None.

                      GS TELECOM LIMITED AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2000

Consolidated Balance Sheets as of September 30, 2000
  (Unaudited) and June 30, 2000 (Audited)...................    F-2

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

Consolidated Statements of Cash Flows for the three months
  ended September 30, 2000 and 1999 (Unaudited).............    F-5

Notes to Consolidated Financial Statements..................    F-6

                      GS TELECOM LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN US$)

                                                              SEPTEMBER 30, 2000   JUNE 30, 2000
                                                              ------------------   -------------
                                                                 (UNAUDITED)        (UNAUDITED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................      $   52,401        $   44,700
Cash held in escrow.........................................         400,000           400,000
Accounts receivable, net of allowance for doubtful accounts
  of $4,878 and nil, respectively...........................              --             5,005
Prepaid expenses............................................       1,720,034         2,574,151
                                                                  ----------        ----------
TOTAL CURRENT ASSETS........................................      $2,172,435        $3,023,856

LONG-TERM ASSETS:
Acquired technology, net of amortization of $566,716 and
  $297,647, respectively....................................      $2,662,099        $2,931,168
License rights, net of amortization of $187,934 and
  $138,911, respectively....................................         792,566           841,589
Property and equipment, net of depreciation of $5,410 and
  $3,604, respectively......................................          27,192            24,680
                                                                  ----------        ----------
TOTAL LONG-TERM ASSETS......................................      $3,481,857        $3,797,437
                                                                  ==========        ==========
TOTAL ASSETS................................................      $5,654,292        $6,821,293
                                                                  ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Convertible notes payable...................................      $  208,500        $  208,500
Demand notes payable........................................         212,400           212,400
Loan from shareholders......................................         216,030           227,266
Accounts payable............................................         280,638           155,554
Amounts due to affiliate....................................         422,754                --
Accrued expenses............................................         143,478           228,219
Accrued salaries and wages..................................         159,563           171,460
Accrued interest payable....................................         158,080           127,837
                                                                  ----------        ----------
TOTAL CURRENT LIABILITIES...................................      $1,801,440        $1,331,236
                                                                  ==========        ==========
STOCKHOLDERS' EQUITY:
Common stock (no par value; 100,000,000 shares authorized,
  38,606,036 shares issued).................................              --                --
Additional paid-in capital..................................      12,771,053        12,771,053
Cumulative translation adjustment...........................          10,688             5,508
Accumulated deficit.........................................      (8,928,889)       (7,286,504)
                                                                  ----------        ----------
TOTAL STOCKHOLDERS' EQUITY..................................       3,852,852         5,490,057
                                                                  ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................      $5,654,292        $6,821,293
                                                                  ==========        ==========

          See accompanying notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN US$)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Selling, general and administrative expenses................   $(1,292,243)    $  (641,290)

Depreciation and amortization...............................      (319,898)           (297)
                                                               -----------     -----------

      TOTAL OPERATING EXPENSES..............................    (1,612,141)       (641,587)
                                                               -----------     -----------

Loss from operations........................................    (1,612,141)       (641,587)

Net interest expense........................................       (30,243)        (23,482)
                                                               -----------     -----------

      NET LOSS..............................................   $(1,642,384)    $  (665,069)
                                                               ===========     ===========

Net loss per share, basic and diluted.......................   $     (0.04)    $     (0.01)
                                                               ===========     ===========

Weighted average shares outstanding basic and diluted.......    38,606,036      61,327,936*

* 21,500,000 and 16,500,000 shares were rescinded on October 21, 1999 and April 27, 2000 respectively.

          See accompanying notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (AMOUNTS IN US$)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
Net loss....................................................   $(1,642,384)    $  (665,065)

Other comprehensive income (loss), cumulative currency
  translation adjustments...................................         5,180              --
                                                               -----------     -----------

Comprehensive loss for the period...........................   $(1,637,204)    $  (665,069)
                                                               ===========     ===========

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                AMOUNTS IN US$)

                                                                   THREE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(1,642,384)     $(665,069)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization...............................       319,898            297
Common stock issued for services............................            --        490,068

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in accounts receivable.............................         5,005             65
Decrease in prepaid expenses................................       854,117           (234)
Increase in accounts payable................................       125,081        (17,070)
Increase in accrued expenses................................       (84,742)       (85,633)
Increase in accrued salaries................................       (11,897)            --
Increase in accrued interest................................        30,243             --
                                                               -----------      ---------
NET CASH USED IN OPERATING ACTIVITIES                             (404,679)      (277,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................        (4,960)            --
                                                               -----------      ---------
NET CASH USED IN INVESTING ACTIVITIES                               (4,960)            --
                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock....................................            --         30,677
Advance from/(repaid to) affiliates.........................       422,754         (4,719)
Advances from/(repayment of) shareholder loans..............       (11,236)       238,288
                                                               -----------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          411,518        264,246
                                                               -----------      ---------

Effect of changes in exchange rates on cash.................         5,822         14,882

Increase (decrease) in cash and cash equivalents............         7,701          1,552

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      44,700             51
                                                               -----------      ---------
CASH AND CASH EQUIVALENT, END OF PERIOD                        $    52,401      $   1,603
                                                               ===========      =========

          See accompanying notes to consolidated financial statements.

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

2.  CONTINGENCIES

    On April 19, 1999, the United States Securities and Exchange Commission commenced a formal investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. While the Company believes it has meritorious defenses to any such claims, it is co-operating fully with the investigation. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunctive action against further violation of securities laws and rules. Such consequences would have a material adverse effect on the Company.

    During fiscal 1999, the Company and holders of $420,900 in notes payable became involved in the dispute. The Company has charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be

                                  (UNAUDITED)

2.  CONTINGENCIES (CONTINUED)
predicted, but the Company intends to defend its rights vigorously. These notes are classified as a current liability because of the outstanding dispute. During fiscal 2000, $168,000 of these notes were converted into 1,535,622 shares of common stock.

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

                                          GS TELECOM LIMITED.
                                          By: /s/ JOHN MITCHELL_________________
                                             John Mitchell
                                             CHIEF EXECUTIVE OFFICER

                                          By: /s/ F.G.L. ASKHAM_________________
                                             F.G.L. Askham
                                             CHIEF FINANCIAL OFFICER

Date: June 18, 2001