Form 10QSB
period 2000-12-31
GS TELECOM LTD
filed 2001-07-05
CIK 754435

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-13313

                            ------------------------

                               GS TELECOM LIMITED

       (Exact name of small business issuer as specified in its charter)

            COLORADO                          36-3296861
  (State or other jurisdiction     (IRS Employer Identification No.)
of incorporation or organization)

           (000)14-16 REGENT STREET, LONDON, SWIY 4PH, UNITED KINGDOM (Address of principal executive offices)

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

Yes  / /      No  /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2001:
38,606,036 shares of Common Stock, no par value.

    Transitional Small Business Disclosure Format (check one):
Yes  / /      No  /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal quarter ended December 31, 2000 are attached to this Report, commencing at page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2000

    REVENUES. In the fiscal quarter ended December 31, 2000 (the "Current Quarter"), the Company had no revenues from operations. The Company had no revenues from operations in the fiscal quarter ended December 31, 1999 (the "Comparable Quarter").

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Quarter, the Company incurred an aggregate of $1,369,384 in selling, general and administrative expenses, versus $165,374 for the Comparable Quarter, as the Company incurred salaries, professional fees and other expenses in effecting an internal restructuring and in seeking acquisitions in the E-commerce field.

    NET LOSS AND LOSS PER SHARE. Net loss was $1,707,118 for the Current Quarter, versus $711,028 for the Comparable Quarter. Loss per share for the Current Quarter was $0.04 based on weighted average shares outstanding of 38,606,036, as compared to a loss per share of $0.01 based on weighted average shares outstanding of 48,170,457 for the Comparable Quarter.

SIX MONTHS ENDED DECEMBER 31, 2000

    REVENUES. In the six months ended December 31, 2000 (the "Current Period"), the Company had no revenues from operations, nor did it have any revenues in the six months ended December 31, 1999 (the "Comparable Period").

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Period, the Company incurred an aggregate of $2,661,627 in selling, general and administrative expenses, versus $364,409 for the Comparable Period, as the Company incurred professional expenses in seeking acquisitions in the E-commerce field.

    NET EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE. Net loss was $3,349,502 for the Current Period, versus earnings of $488,214 for the Comparable Period (including income from discontinued operations). Loss per share for the Current Period was $0.09 based on weighted average shares outstanding of 38,606,036, as compared to an earnings per share of $0.01 based on weighted average shares outstanding of 54,382,104 for the Comparable Period.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At December 31, 2000, the Company had $1,257,939 in current assets versus $3,023,856 in current assets at June 30, 2000. The decrease in current assets was attributable to the expenses incurred by the Company for salaries, professional fees and other expenses in effecting an internal restructuring and in seeking acquisitions in the E-commerce field. At December 31, 2000, cash and cash equivalents amounted to $400,000 held in escrow; at June 30, 2000, the Company had cash and cash equivalents of $444,700, with $400,000 held in escrow. The balance of current assets primarily consists of prepaid expenses in both periods.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at December 31, 2000 was $2,142,574, including an accumulated deficit of ($10,636,006). At June 30, 2000, the Company's stockholders' equity was $5,490,057, including an accumulated deficit of ($7,286,504).

    The Company will require additional working capital in the next twelve months and thereafter to implement its business strategies, including cash for
(i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish.

SUBSEQUENT EVENTS

    In June 2001, the Company made the decision to cease providing funds to its wholly owned subsidiary, Snowstorm Developments Ltd. Snowstorm has been unable to generate sufficient revenue to warrant continued operations, since its two major distribution contracts have been non-performing. A meeting of the creditors of Snowstorm will be held on July 6, 2001.

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

    (d) In April 2001, the Company and one of the Company's directors, John Mitchell, were named as parties to a lawsuit brought by Payment Resources International ("PRI"). PRI is seeking to recover payments made by Global Payment Systems, Ltd., to the Company on the basis of PRI's claims against Global Payment Systems, Ltd. The Company and Mr. Mitchell believe such claims are without merit and are pursuing such defenses vigorously.

ITEM 2.  CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) None.

    (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATIONS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    (b) Reports on Form 8-K

    None.

                      GS TELECOM LIMITED AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               AS OF AND FOR THE QUARTER ENDED DECEMBER 31, 2000

Consolidated Balance Sheets as of December 31, 2000
(Unaudited) and June 30, 2000 (Audited)                         F-2

Consolidated Statements of Operations for the three months
ended December 31, 2000 and 1999 (Unaudited) and for the six
months ended December 31, 2000 and 1999 (Unaudited).........    F-3

Consolidated Statements of Comprehensive Income for the six
months ended December 31, 2000 and 1999 (Unaudited).........    F-4

Consolidated Statements of Cash Flows for the six months
ended December 31, 2000 and 1999 (Unaudited)................    F-5

Notes to Consolidated Financial Statements..................    F-6

                      GS TELECOM LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31, 2000   JUNE 30, 2000
                                                              -----------------   --------------
                                                                 (UNAUDITED)        (AUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $         --       $    44,700
  Cash held in escrow.......................................         400,000           400,000
  Accounts receivable, net of allowance for doubtful
    accounts of $4,878 and nil, respectively................          11,344             5,005
  Prepaid expenses..........................................         846,595         2,574,151
                                                                ------------       -----------
    TOTAL CURRENT ASSETS....................................    $  1,257,939       $ 3,023,856

NON CURRENT ASSETS:
  Acquired technology, net of accumulated amortization of
    $835,785 and 297,647, respectively......................    $  2,393,030       $ 2,931,168
  License rights, net of accumulated amortization of
    $236,959 and $138,911, respectively.....................         743,541           841,589
  Property and equipment, net of accumulated depreciation of
    $9,429 and $3,604, respectively.........................          38,695            24,680
                                                                ------------       -----------
    TOTAL NON CURRENT ASSETS................................    $  3,175,266       $ 3,797,437
                                                                ------------       -----------
TOTAL ASSETS................................................    $  4,433,205       $ 6,821,293
                                                                ============       ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank overdrafts...........................................    $      4,109       $        --
  Convertible notes payable.................................         208,500           208,500
  Demand notes payable......................................         212,400           212,400
  Loan from shareholders....................................         216,030           227,266
  Accounts payable..........................................         458,188           155,554
  Amounts due to shareholder................................         694,066                --
  Accrued expenses..........................................         155,315           228,219
  Accrued salaries and wages................................         173,589           171,460
  Accrued interest payable..................................         168,434           127,837
                                                                ------------       -----------
    TOTAL CURRENT LIABILITIES...............................    $  2,290,631       $ 1,331,236
                                                                ============       ===========

STOCKHOLDERS' EQUITY:
  Common stock (no par value; 38,606,036 shares issued and
    outstanding)............................................    $         --       $        --
  Additional paid-in capital................................      12,771,053        12,771,053
  Cumulative foreign currency translation adjustment........           7,527             5,508
  Accumulated deficit.......................................     (10,636,006)       (7,286,504)
                                                                ------------       -----------
TOTAL STOCKHOLDERS' EQUITY..................................    $  2,142,574       $ 5,490,057
                                                                ------------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $  4,433,205       $ 6,821,293
                                                                ============       ===========

          See accompanying notes to consolidated financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                         ---------------------------   ---------------------------
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2000           1999           2000           1999
                                         ------------   ------------   ------------   ------------
                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Sales, net.............................  $         --   $         --   $         --   $         --

Cost of sales..........................            --             --             --             --
                                         ------------   ------------   ------------   ------------

GROSS PROFIT...........................            --             --             --             --

Selling, general and administrative
  expenses.............................  $ (1,369,384)  $   (165,374)  $ (2,661,627)  $   (364,409)

Depreciation and amortization..........      (322,224)       (10,089)      (642,122)       (10,386)
                                         ------------   ------------   ------------   ------------

      TOTAL OPERATING EXPENSES.........    (1,691,608)      (175,463)    (3,303,749)      (374,795)
                                         ------------   ------------   ------------   ------------

Loss from operations...................    (1,691,608)      (175,463)    (3,303,749)      (374,795)

Net interest expense...................       (15,510)       (21,625)       (45,753)       (45,107)

Income from discontinued operations....            --        908,116             --        908,116
                                         ------------   ------------   ------------   ------------

      NET (LOSS) INCOME................  $ (1,707,118)  $   (711,028)  $ (3,349,502)  $    488,214
                                         ============   ============   ============   ============

Net loss/earnings per share, basic and
  diluted..............................  $      (0.04)  $      (0.01)  $      (0.09)  $       0.01
                                         ============   ============   ============   ============

Weighted average shares outstanding,
  basic and diluted....................    38,606,036     48,170,457*    38,606,036     54,382,104*
                                         ============   ============   ============   ============

* 21,500,000 and 16,500,000 shares were rescinded on October 21, 1999 and April 27, 2000 respectively.

                 See accompanying notes to financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
Net (loss) income...........................................  $(3,349,502)     $ 488,214

Other comprehensive income (loss), cumulative currency
  translation adjustments...................................        2,019        (20,588)
                                                              -----------      ---------

Comprehensive loss for the period...........................  $(3,347,483)     $(467,656)
                                                              ===========      =========

                See accompanying notes to financial statements.

                      GS TELECOM LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                   SIX MONTHS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $(3,349,502)     $ 488,214
Adjustments to reconcile net (loss) income to net cash used
  in operating activities:
Depreciation and amortization...............................      642,122         10,386
Common stock issued for services............................           --         97,750

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase in accounts receivable.............................       (6,339)         3,833
Decrease in prepaid expenses................................    1,727,556          9,128
Increase in accounts payable................................      302,634       (514,167)
Decrease in accrued expenses................................      (72,904)      (172,013)
Decrease in accrued salaries................................       (3,026)            --
Increase in accrued interest................................       45,752             --
Increase in Bank overdraft                                          4,109         (1,387)
                                                              -----------      ---------

NET CASH USED IN OPERATING ACTIVITIES                            (709,654)       (78,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets....................................      (20,593)            --
                                                              -----------      ---------

NET CASH USED IN INVESTING ACTIVITIES                             (20,593)            --
                                                              -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock....................................           --        137,027
Advance from/(repaid to) shareholders.......................      682,830        (34,086)
                                                              -----------      ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         682,830        102,941
                                                              -----------      ---------

Effect of changes in exchange rates on cash.................        2,717        (20,558)
                                                              -----------      ---------

Increase (decrease) in cash and cash equivalents............      (44,700)         4,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     44,700             51
                                                              -----------      ---------

CASH AND CASH EQUIVALENT, END OF PERIOD                       $        --      $   4,178
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

    During fiscal 1999, the Company and holders of $420,900 in notes payable became involved in a dispute. The Company has charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be

                                  (UNAUDITED)

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

    The Company is a defendant in a lawsuit entitled GST
Telecommunications, Inc. and GST Telecom, Inc. vs. GS Telecom LTD, in which plaintiffs are seeking an injunction and damages for trademark infringement and name infringement. On April 22, 1999, the Company consented to a judgement in Federal District Court in San Francisco and agreed to use a disclaimer: "GS Telecom LTD is not affiliated in any way with GST Telecommunications, Inc. or GST Telecom, Inc." in press releases, advertising or promotional materials. The Company also agreed to change its name within four months after judgement. The court entered judgement on April 22, 1999. While the Company has identified an alternative name, it has not yet taken any corporate action to effect such name change.

    In April 2001, the Company and one of the Company's directors, John Mitchell, were named as parties to a lawsuit brought by Payment Systems International ("PRI"). PRI is seeking to recover payments made to Global Payment Systems, Ltd. to the Company on the basis of PRI's claims against Global Payment Systems, Ltd. The Company and Mr. Mitchell believe such claims are without merit and are pursuing such defenses vigorously.

3. SUBSEQUENT EVENTS

    In June 2001, the Company made the decision to cease providing funds to its wholly owned subsidiary, Snowstorm Developments Ltd. Snowstorm has been unable to generate sufficient revenue to warrant continued operations, since its two major distribution contracts have been non-performing. A meeting of the creditors of Snowstorm will be held on July 6, 2001.

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

                                          GS TELECOM LIMITED.

                                          By: /s/ JOHN MITCHELL_________________
                                             John Mitchell
                                             CHIEF EXECUTIVE OFFICER

                                          By: /s/ F.G.L. ASKHAM_________________
                                             F.G.L. Askham
                                             CHIEF FINANCIAL OFFICER

Date: June       , 2001