Form 10QSB
period 2001-03-31
GS TELECOM LTD
filed 2001-08-02
CIK 754435

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

             14-16 Regent Street, London, SWIY 4PH, United Kingdom
                    (Address of principal executive offices)

                              +44-(0) 870-710-6390
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes / /  No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 23, 2001:
42,683,036 shares of Common Stock, no par value.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial statements for the Company's fiscal quarter ended March 31, 2001 are attached to this Report, commencing at page F-1.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001

    REVENUES. In the fiscal quarter ended March 31, 2001 (the "Current Quarter"), the Company had $4,718 in revenues from operations. The Company had no revenues from operations in the fiscal quarter ended March 31, 2000 (the "Comparable Quarter").

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Quarter, the Company incurred an aggregate of $1,140,066 (including $1,113,133 of non cash items) in selling, general and administrative expenses, versus $275,416 for the Comparable Quarter, as the Company incurred salaries, professional fees and other expenses in effecting an internal restructuring and in seeking acquisitions in the E-commerce field.

    NET LOSS AND LOSS PER SHARE. Net loss was ($1,483,211) for the Current Quarter, versus ($309,492) for the Comparable Quarter. Loss per share for the Current Quarter was ($0.04) based on weighted average shares outstanding of 39,965,032, as compared to a loss per share of $0.01 based on weighted average shares outstanding of 45,376,535 for the Comparable Quarter.

NINE MONTHS ENDED MARCH 31, 2001

    REVENUES. In the nine months ended March 31, 2001 (the "Current Period"), the Company had $4,718 in revenues from operations. The Company had no revenues in the nine months ended March 31, 2000 (the "Comparable Period").

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the Current Period, the Company incurred an aggregate of $3,796,825 in selling, general and administrative expenses (including $3,529,175 of non cash items), versus $639,828 for the Comparable Period, as the Company incurred salaries, professional expenses and other expenses in effecting an internal restructuring and in seeking acquisitions in the E-commerce field.

    NET LOSS AND LOSS PER SHARE. Net loss was ($4,823,259) for the Current Period, versus earnings of $178,719 for the Comparable Period (including income from discontinued operations). Loss per share for the Current Period was ($0.12) based on weighted average shares outstanding of 39,059,033, as compared to an earnings per share of $0.00 based on weighted average shares outstanding of 47,444,871 for the Comparable Period.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. At March 31, 2001, the Company had $428,828 in current assets versus $3,023,856 in current assets at June 30, 2000. The decrease in current assets was attributable to the expenses incurred by the Company for salaries, professional fees and other expenses in effecting an internal restructuring and in seeking acquisitions in the E-commerce field. In the current quarter the Company issued 4,077,000 shares of common stock to generate additional working capital. At March 31, 2001, cash and cash equivalents amounted to $400,000 held in escrow; at June 30, 2000, the Company had cash and cash equivalents of $444,700, with $400,000 held in escrow. The cash held in escrow will be released when the Company's shares become free-trading.

    STOCKHOLDERS' EQUITY. The Company's stockholders' equity at March 31, 2001 was $847,832, including an accumulated deficit of ($12,109,763). At June 30, 2000, the Company's stockholders' equity was $5,490,057, including an accumulated deficit of ($7,286,504).

    The Company will require additional working capital in the next twelve months and thereafter to implement its business strategies, including cash for
(i) payment of increased operating expenses such as salaries for additional employees; and (ii) further implementation of business strategies. Such additional capital may be raised through additional public or private financing, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company's stockholders. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the Company's cash requirements to implement its business strategies. If the Company is unable to access the capital markets or obtain acceptable financing, its results of operations and financial conditions could be materially and adversely affected. The Company may be required to raise substantial additional funds through other means. If adequate funds are not available to the Company, it may be required to curtail operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish.

    SUBSEQUENT EVENTS. In June 2001, the Company made the decision to cease providing funds to its wholly owned subsidiary, Snowstorm Developments Ltd. Snowstorm has been unable to generate sufficient revenue to warrant continued operations, since its two major distribution contracts have been non-performing. The creditors of Snowstorm voted to liquidate Snowstorm at a meeting held on July 6, 2001. There is no formal plan for the liquidation. This will lead to a write-off of the intercompany account amounting to $478,658 and a significant impairment charge being recorded against acquired technology.

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

    (d) In April 2001 the Company and one of the Company's directors, John Mitchell, were named as parties to a lawsuit brought by Payment Resources International ("PRI"). PRI is seeking to recover payments made by Global Payment Systems, Ltd., to the Company on the basis of PRI's claims against Global Payment Systems, Ltd. The Company and Mr. Mitchell believe such claims are without merit, and are pursuing such defenses vigorously.

ITEM 2. CHANGES IN SECURITIES

    (a) None.

    (b) None.

    (c) In March 2001, the Company issued and sold to a limited number of investors an aggregate of 4,077,000 shares of Common Stock for a purchase price of $0.05 per share. The shares were sold without registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an exemption from registration under Section 4(2) of the Securities Act.

    (d) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATIONS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    (b) Reports on Form 8-K

    None.

                      GS TELECOM LIMITED AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2001

Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
  and June 30, 2000 (Audited)...............................    F-2

Consolidated Statements of Operations for the three months
  ended March 31, 2001 and 2000 (Unaudited) and for the nine
  months ended March 31, 2001 and 2000 (Unaudited)..........    F-3

Consolidated Statements of Comprehensive Income for the nine
  months ended March 31, 2001 and 2000 (Unaudited)..........    F-4

Consolidated Statements of Cash Flows for the nine months
  ended March 31, 2001 and 2000 (Unaudited).................    F-5

Notes to Consolidated Financial Statements..................    F-6

                     GS TELECOM LIMITED [AND SUBSIDIARIES]

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31, 2001   JUNE 30, 2000
                                                              --------------   -------------
                                                               (UNAUDITED)       (AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $        --      $    44,700
Cash held in escrow.........................................       400,000          400,000
Accounts receivable, net of allowance for doubtful accounts
  of $Nil and $Nil, respectively............................         4,718            5,005
Other current assets........................................        14,400               --
Prepaid expenses............................................         9,710        2,574,151
                                                               -----------      -----------
TOTAL CURRENT ASSETS........................................   $   428,828      $ 3,023,856
NON CURRENT ASSETS:
Acquired technology, net of accumulated amortization of
  $1,104,854 and $297,647, respectively.....................   $ 2,123,961      $ 2,931,168
License rights, net of accumulated amortization of $285,984
  and $138,911, respectively................................       694,516          841,589
Property and equipment, net of accumulated depreciation of
  $14,058 and $3,604, respectively..........................        29,602           24,680
                                                               -----------      -----------
TOTAL NON CURRENT ASSETS....................................   $ 2,848,079      $ 3,797,437
                                                               -----------      -----------
TOTAL ASSETS................................................   $ 3,276,907      $ 6,821,293
                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdrafts.............................................   $     9,576      $        --
Convertible notes payable...................................       208,500          208,500
Demand notes payable........................................       212,400          212,400
Loan from shareholders......................................       216,030          227,266
Accounts payable............................................       529,546          155,554
Amounts due to shareholder..................................       716,359               --
Accrued expenses............................................       185,104          228,219
Accrued salaries and wages..................................       162,461          171,460
Accrued interest payable....................................       189,099          127,837
                                                               -----------      -----------
TOTAL CURRENT LIABILITIES...................................   $ 2,429,075      $ 1,331,236
                                                               -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock (no par value) 42,683,036 and 38,606,036 shares
  issued and outstanding, respectively......................   $        --      $        --
Additional paid-in capital..................................    12,974,903       12,771,053
Stock subscriptions receivable..............................       (42,785)              --
Cumulative foreign currency translation adjustment..........        25,477            5,508
Accumulated deficit.........................................   (12,109,763)      (7,286,504)
                                                               -----------      -----------
TOTAL STOCKHOLDERS' EQUITY..................................   $   847,832      $ 5,490,057
                                                               -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $ 3,276,907      $ 6,821,293
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                              -------------------------   -------------------------
                                               MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Sales, net..................................  $     4,718   $       --    $     4,718   $       --
Cost of sales...............................           --           --             --           --
                                              -----------   ----------    -----------   ----------
GROSS PROFIT................................        4,718           --          4,718           --
Selling, general and administrative
  expenses..................................  $(1,140,066)  $ (275,416)    (3,796,825)    (639,828)
Depreciation and amortization...............     (327,198)     (12,255)      (964,734)     (22,641)
                                              -----------   ----------    -----------   ----------
      TOTAL OPERATING EXPENSES..............   (1,467,264)    (287,671)    (4,761,559)    (662,469)
                                              -----------   ----------    -----------   ----------
Loss from operations........................   (1,462,546)    (287,671)    (4,756,841)    (662,469)
Net interest expense........................      (20,665)     (21,821)       (66,418)     (66,928)
Net (loss) from continuing operations.......   (1,483,211)    (309,492)    (4,823,259)    (729,397)
                                              -----------   ----------    -----------   ----------
Income from discontinued operations.........           --           --             --      908,116
      NET (LOSS) INCOME.....................  $(1,483,211)  $ (309,492)   $(4,823,259)  $  178,719
                                              ===========   ==========    ===========   ==========
Net loss per common share: basic and diluted
  From continuing operations................  $     (0.04)  $    (0.01)   $     (0.12)  $    (0.02)
  From discontinued operations..............  $     (0.00)  $    (0.00)   $     (0.00)  $    (0.02)
                                              -----------   ----------    -----------   ----------
                                              $     (0.04)  $    (0.01)   $     (0.12)  $    (0.00)
                                              ===========   ==========    ===========   ==========
Weighted average shares outstanding, basic
  and diluted...............................   39,965,032   45,376,535*    39,059,033   47,444,871*
                                              ===========   ==========    ===========   ==========

------------------------

* 21,500,000 and 16,500,000 shares were rescinded on October 21, 1999 and April 27, 2000 respectively.

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net (loss)/income...........................................  $(4,823,259)   $ 178,719

OTHER COMPREHENSIVE INCOME

Currency translation adjustment.............................       19,969           --
                                                              -----------    ---------

Comprehensive (loss)/income for the period..................  $(4,803,290)   $ 178,719
                                                              ===========    =========

          See accompanying notes to consolidated financial statements

                      GS TELECOM LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                               MARCH 31,     MARCH 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income...........................................  $(4,823,259)   $ 178,719
Adjustments to reconcile net (loss)/income to net cash used
  in operating activities:
Depreciation and amortization...............................      964,734       22,641
Common stock issued for services............................           --      179,018

CHANGES IN OPERATING ASSETS AND LIABILITIES:

Increase in cash held in escrow.............................           --     (422,349)
Decrease in accounts receivable.............................          287        3,833
Increase in other current assets............................      (14,400)          --
Decrease/(increase) in prepaid expenses.....................    2,564,441      (15,529)
Increase/(decrease) in accounts payable.....................      373,992     (541,292)
Decrease in accrued expenses................................      (43,115)    (149,259)
Decrease in accrued salaries................................       (8,999)     (48,577)
Increase in accrued interest................................       61,262       46,995

Increase/(decrease) in bank overdraft.......................        9,576       (1,387)
                                                              -----------    ---------

NET CASH USED IN OPERATING ACTIVITIES.......................     (915,481)    (747,187)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets....................................      (15,377)      (5,002)
                                                              -----------    ---------

NET CASH USED IN INVESTING ACTIVITIES.......................      (15,377)      (5,002)
                                                              -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock....................................      161,065      829,780
Advance from shareholder....................................      716,359           --
Repayment of shareholder loans..............................      (11,236)     (34,086)
                                                              -----------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES...................      866,188      795,694
                                                              -----------    ---------

Effect of changes in exchange rates on cash.................       19,970      (20,558)
Decrease in cash and cash equivalents.......................      (44,700)      22,947
                                                              -----------    ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       44,700           51
                                                              -----------    ---------

CASH AND CASH EQUIVALENT, END OF PERIOD.....................  $        --    $  22,998
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

2.  CONTINGENCIES

    On April 19, 1999, the United States Securities and Exchange Commission commenced a formal private investigation as to whether the Company issued securities in violation of registration requirements and issued press releases containing materially false information. While the Company believes it has meritorious defenses to any such claims, it is co-operating fully with the investigation. Presently, it is uncertain whether any action will be filed, the grounds for said action, or the potential consequences thereof In the event of a successfully prosecuted SEC action, the Company could suffer civil and criminal sanctions and substantial fines as well as other remedies including injunctive action against further violation of securities laws and rules. Such consequences would have a material adverse effect on the Company.

    During fiscal 1999, the Company and holders of $420,900 in notes payable became involved in a dispute. The Company has charged the note holders with non-performance in providing promised funding. The note holders have threatened legal proceedings for recovery of amounts due, but the parties are continuing settlement discussions. At present, the outcome of the dispute cannot be

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited) (Continued)

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

    In April 2001 the Company and one of the Company's directors, John Mitchell, were named as parties to a lawsuit brought by Payment Resources International ("PRI"). PRI is seeking to recover payments made by Global Payment
Systems, Ltd., to the Company on the basis of PRI's claims against Global Payment Systems, Ltd. The Company and Mr. Mitchell believe such claims are without merit, and are pursuing such defenses vigorously.

3.  SUBSEQUENT EVENTS.

    In June 2001, the Company made the decision to cease providing funds to its wholly owned subsidiary, Snowstorm Developments Ltd. Snowstorm has been unable to generate sufficient revenue to warrant continued operations, since its two
major distribution contracts have been non-performing.   The creditors of
Snowstorm voted to liquidate Snowstorm at a meeting held on July 6, 2001. There is no formal plan for the liquidation. This will lead to a write-off of the inter-company account amounting to $478,658 and a significant impairment charge being recorded against acquired technology.

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

Date: August 2, 2001